Form 10-Q
period 2024-06-30
Palisades Venture Inc.
filed 2024-10-31
CIK 2010982

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-276934

Commission File Number

PALISADES VENTURE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	99-0991248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21200 Oxnard Street, #6630, Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)

(818) 465-1300

(Registrant’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☐    No  ☒

No Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☐    No  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of October 28, 2024, there were 100,000,000 common shares issued and outstanding.

PALISADES VENTURE, INC.

FORM 10-Q

Six Month Period Ended June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALISADES VENTURE, INC.

BALANCE SHEETS

	June 30, 2024	December 31, 2024
	Unaudited
Assets

Current Assets
Cash	$946	$4,207
Receivables	10,537	5,199

Total Current Assets	11,483	9,406

Total Assets	$11,483	$9,406

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$9,867	$8,249
Accounts Payable	–	4,467
Related Party Payables	10,322	37,592
Convertible Note Payable	23,000	–

Total Current Liabilities	43,189	50,308

Long Term note Payable	300,000	300,000
Convertible Note Payable	–	16,500

Total Liabilities	343,189	366,808

Stockholders Deficit
Common stock, $.001 par value, 100,000,000 Shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional Paid in capital	(14,208)	(28,458)
Accumulated deficit	(417,498)	(428,944)

Total Stockholders Deficit	(331,706)	(357,402)

Total Liabilities and Stockholders Deficit	$11,483	$9,406

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Gross Revenue	$41,676	$35,270	$89,672	$64,433

Cost of Sales	7,836	240	15,702	9,040

Gross Profit	33,840	35,030	73,970	55,393

Operating Expenses	22,961	11,150	46,656	24,863

Total Expenses	22,961	11,150	46,656	24,863

Profit/(Loss) from Operations	10,879	23,880	27,314	30,530

Interest Expense	7,960	7,858	15,868	15,695

Provision for Income Tax	–	–	–	–

Net Income	$2,919	$16,022	$11,446	$14,835

Earnings Per Common Share

Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding

Basic	100,000,000	100,000,000	100,000,000	100,000,000

Diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 (Unaudited) AND JUNE 30, 2023 (Unaudited)

	Common	Common	Additions	Retained	Total
	Shares	Stock	to Paid in	Earnings	Equity
	Outstanding		Capital
		$	$	$	$

Balance as at December 31, 2022	100,000,000	100,000	(56,958)	(413,623)	(370,581)

Imputed Interest	–	–	7,125	–	7,125

Net Profit	–	–	–	(1,187)	(1,187)

Balance as at March 31. 2023	100,000,000	100,000	(49,833)	(414,810)	(364,643)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	16,022	16,022

Balance as at June 30, 2023	100,000,000	100,000	(42,708)	(398,788)	(341,496)

Imputed Interest	–	–	14,250	–	14,250

Net Profit	–	–	–	1,326	1,326

Owners Draw	–	–	–	(31,482)	(31,482)

Balance at December 31, 2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	8,527	8,527

Balance as at March 31, 2024	100,000,000	100,000	(21,333)	(420,417)	(341,750)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	2,919	2,919

Balance as at June 30, 2024	100,000,000	100,000	(14,208)	(417,498)	(331,706)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months	For the Six Months
	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(Loss)	$11,446	$14,168
Adjustments to reconcile net income/loss to net cash provided by (used in) operating activities
Imputed Interest	14,250	14,250
Changes in Assets and Liabilities
Accounts Receivable	(5,338)	2,963
Accounts Payable	(4,467)	(6,427)
Accrued Expenses	1,618	1,445
Net cash Provided by (used) in Operating Activities	17,509	26,359

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	(27,270)	(27,837)
Borrowings on debt	6,500	2,500
Net cash Provided by (used in) Financing Activities	(20,770)	(25,337)

Net Change in Cash	(3,261)	1,022
Cash at beginning of the Year	4,207	482
Cash at end of the Period	$946	$1,504

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

The accompanying notes are an integral part of these financial statements.

PALISADES VENTURE, INC.

Notes to the Unaudited Financial Statements

NOTE 1 – NATURE OF BUSINESS

Palisades Venture, Inc., is a datacenter and computer storage company based in the US. The Company was formed in 2021 primarily to absorb the assets of Landmark PMG LLC (d/b/a 4Service Cloud Tech) – one of the subsidiaries of CorpTech Holding Inc., for 25,000,000 shares of our restricted common stock and $300,000, through an Asset Purchase Agreement, dated July 27, 2021.

The Company is engaged in the cloud computing segment of the technology sector as well as IT business continuity, disaster recovery and Cyber Security.

Effective as of July 27, 2021, CorpTech Holding, Inc., (d/b/a Landmark Properties Management Group, LLC, d/b/a 4Service Cloud Tech) sold all of its rights and assets, through an Asset Purchase Agreement of its Landmark PMG LLC, D/B/A 4 Service Cloud Tech business to Palisades Venture, Inc. in exchange for 25,000,000 shares of the common stock of Palisades and a $300,000 promissory note. As part of that certain Asset Purchase Agreement by and between the Company and CorpTech Holding, Inc.; wherein, the Company acquired all the assets and rights to the Landmark PMG LLC, (d/b/a 4Service Cloud Tech) business for 25,000,000 shares of common stock and a $300,000 promissory note.

Approximately 25% of the outstanding common stock of Palisades Venture, Inc. is presently owned by CorpTech Holding, Inc. while 75% is owned by our CEO Orie Rechtman.

NOTE 2 – SIGNIFICANT AND CRITICAL ACCOUNTING POLICIES AND PRACTICES

Revenue Recognition

Under Topic 606, revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

We determine revenue recognition through the following steps:

•	identification of the contract, or contracts, with a customer;
•	identification of the performance obligations in the contract;
•	determination of the transaction price;
•	allocation of the transaction price to the performance obligations in the contract; and
•	recognition of revenue when, or as, we satisfy a performance obligation.

Company recognizes revenues based on monthly fees for services provided to customers as well as additional hourly work performed per customer’s request in addition to the Monthly Recurring Charges. Customers typically pay on Net 30 Days terms. All customers pay Monthly Recurring charges based on the resources utilized such as the number of Licenses for Microsoft Windows users, and server utilization.

In addition, if a customer requests additional services such as adding/deleting users, updating their personal computers, synchronizing data between their cell phone and servers, issues solving issues with other applications they use internally or additional such services, the Company will provide these services at a rate of $145 per hour.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not performs a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of June 30, 2024 and 2023 as we believe all of our receivables are fully collectable.

Basis of Presentation

The accompanying financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the quarters ended June 30, 2024 and 2023.

Stock-based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation.” FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. The Company accounts for stock-based compensation in accordance with the provision of ASC 505-50, Equity Based Payments to Non-Employees, which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

The Company’s financial instruments are consisted principally of accrued expenses, short term debt, and long term debt. The carrying amounts of such financial instruments in the accompanying balance sheets approximate their fair values due to their relatively short-term nature.

Income Tax Provision

The Company follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

Prior to July 27, 2021, Landmark was a LLC and taxed as a pass through entity. Palisades is a C corp and taxed as such and that from inception forward for Palisades and from acquisition of Landmark forward all amounts are taxed as a C corp.

	June 30,
	2024	2023
Tax expense/(benefit) computed at statutory rate for continuing operations	$(65,708)	$(67,691)
Valuation allowance	65,708	67,691
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $417,476 as of June 30, 2024, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	June 30,
	2024	2023
Deferred tax assets:
Net operating loss	$(312,897)	$(322,236)
Valuation allowance	312,897	322,236
Net deferred asset	$–	$–

At June 30, 2024, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the, change was signed into law.

The Company adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures. We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarters ended June 30, 2024 and 2023.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(417,498) after owners draw and negative working capital of $(8,706) as of June 30, 2024. For the quarters ended June 30, 2024 and 2023 the Company had a net income of $2,919 and $16,022 respectively. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

The Company is attempting to expand operations and generate additional revenue; however, the Company’s cash position may not be sufficient to support its daily operations. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds. The unaudited financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2024 the amount due to Mr. Rechtman is $10,322, whereas the amount due in the year ended December 31, 2023 was $37,592. Funds were advanced by Mr. Rechtman to support the company during a shortage of cash due partially to lower revenues and also the remaining impact of the Covid pandemic.

In the six months ended June 30, 2024 and 2023 distributions to Mr. Rechtman were $0 and $0 respectively. In the six months ended June 30, 2024 the Company repaid Mr. Rechtman $10,150 of his advances, however previous distributions/owners draw were not connected to the amounts advanced to the Company in the related party transactions.

On July 27th, 2021 Palisades purchased the assets of Landmark LLC from CorpTech Holding Inc. Mr. Rechtman - our CEO, owns 75% of our Company as well as 90% of CorpTech Holding Inc., while CorpTech owns 25% of our Company. Palisades paid for this purchase as follows: 25,000,000 shares of Palisades shares and $300,000 promissory Note with terms including no payments for 5 years, $5,000 monthly payments for additional 5 years and a balloon payment at the end of the 10 years for all remaining balance. Palisades may prepay the note with no penalty at any time.

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $7,125 and $7,125 for the quarter ended June 30, 2024 and quarter ended June 30, 2023, respectively. As of June 30, 2024, and 2023, the balance of the debt was $300,000.

On February 2, 2023, the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the period ended December 31, 2023 the Company incurred $25,000 of expenses related to this agreement and $7,500 for the quarter ended June 30, 2024. The specifics of this Service Level Agreement are detailed in the agreement attached to this document.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

	Note	Interest	Imputed Interest

Balance as at December 31, 2022	$300,000	$2,145	$40,759

Additions	–	–	–

Repayments	–	–	–

Interest	–	750	–

Imputed Interest - excluded from accrual	–	–	14,250

Balance as at June 30, 2023	$300,000	$2,895	$55,009

Additions	–	–	–

Repayments	–	–	–

Interest	–	1,125	–

Imputed Interest - excluded from accrual	–	–	14,250

Balance as at December 31, 2023	$300,000	$4,020	$69,259

Additions	–	–	–

Repayments	–	–	–

Interest	–	750	–

Imputed Interest - excluded from accrual	–	–	14,250

Balance as at June 30, 2024	$300,000	$4,395	$83,509

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the Company the financial help to complete and pay for the costs associated with the S-1 registration. To date Papiri has advanced $23,000 against this note. In the period ended June 30, 2024 and the year ended December 31, 2023, $6,500 and $2,500 were advanced respectively. The note was revised On March 1, 2023 with a maturity date of June 1, 2025 and an interest rate of 8% per annum.

This note can convert to 2,500,000 shares of common stock of Palisades Venture, Inc. with conversion price of $0.0096 per share within 60 days following the filing of the S-1 registration. This note can be converted on October 12, 2024 which is 60 days following the effective date of the S-1. If Papiri elects not to convert , the loan is repayable over 18 months starting October 12, 2024, with minimum payments of $1,000 per month and a balloon at the end of the period. The interest rate on this note is at 8% per annum. Amy balance of interest due at the time of conversion may also be converted under the same terms as the capital portion of the note.

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of Revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	June 1, 2025	$24,000	8%

	Note	Interest

Balance as at December 31, 2022	$14,000	$3,267

Additions	2,500	–

Repayments	–	–

Interest	–	695

Balance as at June 30, 2023	$16,500	$3,962

Additions	–	–

Repayments	–	–

Interest	–	642

Balance as at December 31, 2023	$16,500	$4,604

Additions	6,500	–

Repayments	–	–

Interest	–	868

Balance as at June 30, 2024	$23,000	$5,472

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Six Months Ended June 30, 2023	$695	$15,000	$15,695
Six Months Ended June 30, 2024	$868	$15,000	$15,868

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through June 30, 2024 is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares outstanding 100,000,000.

NOTE 7 – SUBSEQUENT EVENTS

The Company’s S 1 registration has become effective as of August 13, 2024.

On August 6, 2024, the company has increased its convertible debt with Robert Papiri to $29,000.

The Company has added new convertible debt of $10,000 on October 10, 2024 with the Robert Papiri Defined Contribution Plan under the same terms and conditions as the note with Robert Papiri.

The Company filed its 15C-211 with FINRA on October 11, 2024 in order to obtain a listing symbol.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report on form 10-Q (the “Quarterly Report”) of Palisades Venture, Inc. (“the Company”, “we”, “us”) contains forward-looking statements, which can be identified by the use of words such as such “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;
•	statements regarding our business plans, prospects, growth and operating strategies;
•	statements regarding the quality of our loan and investment portfolios; and
•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on the current beliefs and expectations of our management and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Accordingly, you should not place undue reliance on such statements. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Quarterly Report.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area, that are worse than expected;
•	our ability to access cost-effective funding;
•	our ability to implement and change our business strategies;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to retain key employees;
•	material weakness or significant deficiency in our internal controls over financial reporting; and

Our results may be materially different from those indicated by these forward-looking statements. Given these uncertainties, readers of this quarterly report are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Overview

Palisades Venture, Inc., is a datacenter and computer storage company based in the US. The Company was formed in 2021 primarily to absorb the assets of Landmark PMG LLC (d/b/a 4Service Cloud Tech) – one of the subsidiaries of CorpTech Holding Inc., for 25,000,000 shares of our restricted common stock and $300,000, through an Asset Purchase Agreement, dated July 27, 2021.

The Company is engaged in the cloud computing segment of the technology sector as well as IT business continuity, disaster recovery and Cyber Security.

Effective as of July 27, 2021, CorpTech Holding, Inc., (d/b/a Landmark Properties Management Group, LLC, d/b/a 4Service Cloud Tech) sold all of its rights and assets, through an Asset Purchase Agreement of its Landmark PMG LLC, D/B/A 4 Service Cloud Tech business to Palisades Venture, Inc. in exchange for 25,000,000 shares of the common stock of Palisades and a $300,000 promissory note. As part of that certain Asset Purchase Agreement by and between the Company and CorpTech Holding, Inc.; wherein, the Company acquired all the assets and rights to the Landmark PMG LLC, (d/b/a 4Service Cloud Tech) business for 25,000,000 shares of common stock and a $300,000 promissory note.

Approximately 25% of the outstanding common stock of Palisades Venture, Inc. is presently owned by CorpTech Holding, Inc. while 75% is owned by our CEO Orie Rechtman.

Results of Operations for the three Months Ended June 30, 2024 as compared to the three Months Ended June 30, 2023

Revenue

Revenue for the three months ended June 30 2024 was $41,676 compared to $35,270 for the period ended June 30, 2023.

Cost of sales

Cost of sales for the three months ended June 30 2024 was $7,836 compared to $240 for the period ended June 30, 2024. The increase of $7,596 was primarily due to additional costs incurred for server storage.

Operating expenses

Operating expenses were $22,961 for the three months ended June 30, 2024, compared to $11,150 for the three months ended June 30, 2023, an increase of $11,811. The increase was mainly due to greater overheads for head office costs related to the completion of the S 1 registration statement and audit costs.

Interest expense

For the three months ended June 30, 2024 and 2023, we had interest expense of $7,960 and $7,858 respectively.

Net Income

Net income for the three months ended June 30, 2024 was $2,919 compared to 16,022 for the three months ended June 30, 2023. The reduction in our net income is due to an increase in cost of sales and operating costs during the period.

Results of Operations for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023.

Revenue

Revenue for the six months ended June 30 2024 was $89,672 compared to $64,433 for the period ended June 30, 2023.

Cost of sales

Cost of sales for the six months ended June 30 2024 was $15,702 compared to $9,040 for the six months ended June 30, 2023. The increase of $6,662 was primarily due to additional costs incurred for server storage.

Operating expenses

Operating expenses were $46,656 for the six months ended June 30, 2024, compared to $25,530 for the six months ended June 30, 2023, an increase of $21,106. The increase was mainly due to greater overheads for head office costs related to the completion of the S 1 registration statement and audit costs.

Interest expense

For the three months ended June 30, 2024 and 2023, we had interest expense of $15,868 and $15,695 respectively.

Net Income

Net income for the six months ended June 30, 2024 was $11,446 compared to $14,168 for the six months ended June 30, 2023. The reduction in our net income is due to an increase in cost of sales and operating costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $417,498 as of June 30, 2024. For the six months ended June 30, 2024, the Company had a net income of $2,919. We used 17,509 cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $17,509 during the six months ended June 30, 2024, compared to 26,359 n the six months ended June 30, 2023.

Net cash provided by financing activities was $(20,770) and $(25,337) for the six months ended June 30, 2024 and 2023, respectively.

Over the next twelve months, we expect our principal source of liquidity will be raised from the sale of stock, a private placement offering or from an institutional lender.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management's Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Item 3. Quantitative and Qualitative Disclosure about Market Risk.

This item is not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as set forth below, there were no sales of equity securities during the period covered by this Report that were not registered under the Securities Act and were not previously reported in a Current Report on Form 8-K filed by the Company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report.

Exhibit	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)*

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Palisades Ventures, Inc.

Dated: October 31, 2024	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

