Form 10-Q
period 2024-09-30
Palisades Venture Inc.
filed 2024-11-19
CIK 2010982

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

333-276934

Commission File Number:

PALISADES VENTURE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	99-0991248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21200 Oxnard Street, #6630, Woodland Hills, CA	91362
(Address of principal executive offices)	(Zip Code)

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

As of November 18, 2024, there were 100,000,000 common shares issued and outstanding.

PART I - FINANCIAL INFORMATION

PALISADES VENTURE, INC.

FORM 10-Q

Nine Month Period Ended September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALISADES VENTURE, INC.

BALANCE SHEETS

	September 30, 2024	December 31, 2023
	Unaudited
Assets

Current Assets
Cash	$957	$4,207
Receivables	10,149	5,199

Total Current Assets	11,106	9,406

Total Assets	$11,106	$9,406

Liabilities and Stockholders’ Equity

Current Liabilities
Accrued Expenses	$11,149	$8,249
Accounts Payable	0	4,467
Related Party Payables	674	37,592
Convertible Note Payable	29,000	0

Total Current Liabilities	40,823	50,308

Long Term Note Payable	300,000	300,000
Convertible Note Payable	0	16,500

Total Liabilities	340,823	366,808

Stockholders’ Deficit
Common stock, $.001 par value, 100,000,000 Shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional Paid in Capital	(7,083)	(28,458)
Accumulated Deficit	(422,634)	(428,944)

Total Stockholders’ Deficit	(329,717)	(357,402)

Total Liabilities and Stockholders’ Deficit	$11,106	$9,406

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED

SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Gross Revenue	$43,951	$37,522	$133,623	$101,954

Cost of Sales	7,937	22,740	23,639	31,780

Gross Profit	36,014	14,781	109,984	70,174

Operating Expenses	32,743	18,981	79,399	43,844

Total Expenses	32,743	18,981	79,399	43,844

Profit/(Loss) from Operations	3,271	(4,200)	30,585	26,330

Interest Expense	8,407	7,933	24,275	23,628

Provision for Income Tax	–	–	–	–

Net Income (Loss)	$(5,136)	$(12,133)	$6,310	$2,702

Earnings Per Common Share

Basic	$(0.00)	$(0.00)	$0.00	$0.00

Diluted	$(0.00)	$(0.00)	$0.00	$0.00

Weighted Average Common Shares Outstanding

Basic	100,000,000	100,000,000	100,000,000	100,000,000

Diluted	100,000,000	100,000,000	100,000,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 (Unaudited)

AND SEPTEMBER 30, 2023 (Unaudited)

	Common	Common	Additions	Retained	Total
	Shares	Stock	to Paid in	Earnings	Equity
	Outstanding		Capital
		$	$	$	$

Balance as at December 31, 2022	100,000,000	100,000	(56,958)	(413,623)	(370,581)

Imputed Interest	–	–	7,125	–	7,125

Net Profit	–	–	–	(1,187)	(1,187)

Balance as at March 31. 2023	100,000,000	100,000	(49,833)	(414,810)	(364,643)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	16,022	16,022

Balance as at June 30. 2023	100,000,000	100,000	(42,708)	(398,788)	(341,496)

Imputed Interest	–	–	7,066	–	7,066

Net Income	–	–	–	(12,133)	(12,133)

Owners Draw	–	–	–	(49,321)	(49,321)

Balance as at September 30, 2023	100,000,000	100,000	(35,642)	(460,242)	(395,884)

Imputed Interest	–	–	7,184	–	7,184

Net Profit	–	–	–	9,459	9,459

Owners Draw	–	–	–	21,839	21,839

Balance at December 31, 2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	8,527	8,527

Balance as at March 31, 2024	100,000,000	100,000	(21,333)	(420,417)	(341,750)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	2,919	2,919

Balance as at June 30, 2024	100,000,000	100,000	(14,208)	(417,498)	(331,706)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	(5,136)	(5,136)

Balance as at September 30, 2024	100,000,000	100,000	(7,083)	(422,634)	(329,717)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For The Nine Months	For The Nine Months
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income/(Loss)	$6,310	$2,702

Adjustments to reconcile net income/loss to net cash provided by operating activities
Imputed Interest	21,375	21,316
Changes in Assets and Liabilities
Accounts Receivable	(4,950)	3,402
Accounts Payable	(4,467)	19,970
Accrued Expenses	2,900	2,312

Net cash Provided by (used) in Operating Activities	21,168	49,702

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	(36,918)	(1,985)
Owners Draw	–	(49,321)
Convertible Note	12,500	2,500
Net cash Provided by (used in) Financing Activities	(24,418)	(48,806)

Net Change in Cash	(3,250)	896
Cash at beginning of the Year	4,207	482
Cash at end of the Year	$957	$1,378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not performs a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of September 30, 2024 and 2023 as we believe all of our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the quarters ended September 30, 2024 and 2023.

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

	September 30,
	2024	2023
Deferred Tax asset	$(79,176)	$(70,098)
Tax Effect(Benefit) of operating loss carryforwards	79,176	70098
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $422,634 as of September 30, 2024, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	June 30,
	2024	2023
Deferred tax assets:
Net operating loss	$(339,408)	$(333,802)
Valuation allowance	339,408	333,802
Net deferred asset	$–	$–

At September 30, 2024, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarters ended September 30, 2024 and 2023.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(422,634) after owners draw and negative working capital of $(29,717) as of September 30, 2024. For the quarters ended September 30, 2024 the Company had a net loss of $(5,136) and for the quarter ended September 30, 2023 the Company had a loss of $(12,133.). Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In the quarter ended September 30, 2024 the amount due by the Company to Mr. Rechtman is $674, whereas the amount due by the Company in the year ended December 31, 2023 was $37,592. Funds were previously advanced by Mr. Rechtman to support the company during a shortage of cash due partially to lower revenues and also the remaining impact of the Covid pandemic.

On July 27th, 2021 Palisades purchased the assets of Landmark LLC from CorpTech Holding Inc. Mr. Rechtman - our CEO, owns 75% of our Company as well as 90% of CorpTech Holding Inc., while CorpTech owns 25% of our Company. Palisades paid for this purchase as follows: 25,000,000 shares of Palisades shares and $300,000 promissory Note with terms including no payments for 5 years, $5000 monthly payments for additional 5 years and a balloon payment at the end of the 10 years for all remaining balance. Palisades may prepay the note with no penalty at any time.

The due date of this note is July 31, 2031.  The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $7,125 and $7,125 for the quarter ended September 30, 2024 and quarter ended September 30, 2023, respectively. As of September 30, 2024, and 2023, the balance of the debt was $300,000.

On February 2, 2023 the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the period ended December 31, 2023 the Company incurred $25,000 of expenses related to this agreement and $7,500 for the quarter ended September 30, 2024 and $15,000 for the nine months ended 30 September, 2024.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

	Note	Interest	Imputed
			Interest

Balance as at December 31, 2022	$300,000	$2,145	$40,759

Additions	–	–	–

Repayments	–	–	–

Interest	–	750	–

Imputed Interest-excluded from accrual	–	–	14,250

Balance as at June 30, 2023	$300,000	2,895	55,009

Additions	–	–	–

Repayments	–	–	–

Interest	–	372	–

Imputed Interest-excluded from accrual	–	–	7,066

Balance as at September 30, 2023	$300,000	3,267	62,075

Additions	–	–	–

Repayments	–	–	–

Interest	–	378	–

Imputed Interest-excluded from accrual	–	–	7,125

Balance as at December 31, 2023	$300,000	3645	69,259

Additions	–	–	–

Repayments	–	–	–

Interest	–	750	–

Imputed Interest-excluded from accrual	–	–	14,250

Balance as at June 30, 2024	$300,000	$4,395	$83,509

Additions	–	–	–

Repayments	–	–	–

Interest	–	375	–

Imputed Interest-excluded from accrual	–	–	7,125

Balance as at September 30, 2024	$300,000	4,770	90,634

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the Company the financial help to complete and pay for the costs associated with the S-1 registration. To date Papiri has advanced $24,000 against this note. In the period ended June 30, 2024 and the year ended December 31, 2023, $6,500 and $2,500 were advanced respectively. The note was revised On March 1, 2023 with a maturity date of June 1, 2025 and an interest rate of 8% per annum.

This note can convert to shares of common stock of Palisades Venture, Inc. with conversion price of $0.0096 per share within 60 days following the filing of the S-1 registration. This note can be converted on October 12, 2024 which is 60 days following the effective date of the S-1. If Papiri elects not to convert, the loan is repayable over 18 months starting October 12, 2024, with minimum payments of $1,000 per month and a balloon at the end of the period. The interest rate on this note is at 8% per annum. Amy balance of interest due at the time of conversion may also be converted under the same terms as the capital portion of the note.

An agreement was signed on July 7, 2024 to cover further advances made by Robert Papiri to the Company. The new note has the same terms and conditions as the original note, 8% interest per annum and each $3,000 advanced can be converted to 315,000 shares of common stock six months following the signing of the note. Papiri has advanced $5,000 during the quarter ended September 30, 2024.

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of Revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	June 1, 2025	$24,000	8%
Details	July 7, 2024	N/A	January 8, 2025	$5,000	8%

	Note	Interest

Balance as at December 31, 2022	$14,000	$3,267

Additions	2,500	–

Repayments	–	–

interest	–	695

Balance as at June 30, 2023	$16,500	3,962

Additions	–	–

Repayments	–	–

Interest	–	495

Balance as at September 30, 2023	$16,500	4,457

Additions	–	–

Repayments	–	–

Interest	–	147

Balance as at December 31, 2023	$16,500	4,604

Additions	6,500	–
	–	–
Repayments	–	–

Interest	–	868

Balance as at June 30, 2024	$23,000	$5,472

Additions	6,000	–

Repayments	–	–

Interest	–	907

Balance as at September 30, 2024	$29,000	$6,379

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Nine Months Ended September 30, 2023	$1,190	$22,438	$23,628
Nine Months Ended September 30, 2024	$1,775	$22,500	$24,275

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through September 30, 2024 is as follows:

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

FORWARD-LOOKING STATEMENTS

This quarterly report on form 10-Q (the “Quarterly Report”) of Pallisades Venture, Inc. (“the Company”, “we”, “us”) contains forward-looking statements, which can be identified by the use of words such as such “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “would,” “should,” “could” or “may,” and words of similar meaning. These forward-looking statements include, but are not limited to:

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

Results of Operations for the three Months Ended September 30, 2024 as compared to the three Months Ended September 30, 2023

Revenue

Revenue for the three months ended September 30 2024 was $43,951 compared to $37,522 for the period ended September 30, 2023.

Cost of sales

Cost of sales for the three months ended September 30, 2024 was $7,937 compared to $22,740 for the period ended September 30, 2023.

Operating expenses

Operating expenses were $32,743 for the three months ended September 30, 2024, compared to $18,981 for the three months ended September 30, 2023, an increase of $13,762. The increase was mainly due to greater overheads for head office costs related to the completion of the S 1 registration statement and audit costs in addition to the salary of $10,000 paid to Mr. Rechtman, the CEO of the Company.

Interest expense

For the three months ended September 30, 2024 and 2023, we had interest expense of $8,407 and $7,933 respectively.

Net Income

Net loss for the three months ended September 30, 2024 was $(5,136) compared to a loss of $(12,133) for the three months ended September 30, 2023. The lower net loss is due to higher revenue and lower cost of sales, hence a higher profit.

Results of Operations for the Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023.

Revenue

Revenue for the nine months ended September 30 2024 was $133,623 compared to $101,954 for the period ended September 30, 2023.

Cost of sales

Cost of sales for the nine months ended September 30, 2024 was $23,639 compared to $31,780 for the nine months ended September 30, 2023. The reduction of $8,141 was primarily due to reduced costs incurred for server storage.

Operating expenses

Operating expenses were $79,399 for the nine months ended September 30, 2024, compared to $43,844 for the nine months ended September 30, 2023, an increase of $35,555. The increase was mainly due to greater overheads for head office costs related to the completion of the S 1 registration statement and audit costs, in addition to the salary of $10,000 paid to Mr. Rechtman, the CEO of the Company.

Interest expense

For the nine months ended September 30, 2024 and 2023, we had interest expense of $24,275 and $23,628 respectively.

Net Income

Net income for the nine months ended September 30, 2024 was $6,310 compared to $2,702 for the nine months ended September 30, 2023. The increase in our net income is due to an increase in revenue and reduced cost of sales during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $422,634 as of September 30, 2024. For the nine months ended September 30, 2024, the Company had a net income of $6,310. We used $21,842 cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash provided by operating activities was $21,168 during the nine months ended September 30, 2024, compared to $49,702 in the nine months ended September 30, 2023.

Net cash used in financing activities was $(24,418) and $(48,806) for the nine months ended September 30, 2024 and 2023, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Pallisades Ventures, Inc.

Dated: November 19, 2024	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

