Form 10-Q
period 2025-03-31
Palisades Venture Inc.
filed 2025-09-16
CIK 2010982

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31 2025

or

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

As of September 15, 2025 there were 109,500,000 common shares issued and outstanding.

PART I - FINANCIAL INFORMATION

PALISADES VENTURE, INC.

FORM 10-Q

Three Month Period Ended March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PALISADES VENTURE, INC.

BALANCE SHEETS

	March 31, 2025 (Unaudited)	December 31, 2024

Assets

Current Assets
Cash	$3,454	$1,103
Receivables	11,126	10,615

Total Current Assets	14,580	11,718

Total Assets	$14,580	$11,718

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$13,022	$11,867
Accounts Payables	396	–
Related Party Payables	19,399	(337)

Total Current Liabilities	32,817	11,530

Long term Note Payable	300,000	300,000
Convertible Note payable	39,000	39,000
Total Liabilities	371,817	350,530

Stockholders Equity
Common Stock, $.001 par value, 500,000,000 shares authorized, 100,000,000 and 100,000,000 shares issued and outstanding, respectively	100,000	100,000
Additional Paid in capital	7,167	42
Accumulated Deficit	(464,404)	(438,854)

Total Stockholders Equity	(357,237)	(338,812)

Total Liabilities and Stockholders Deficit	$14,580	$11,718

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)

Gross Revenue	$51,101	$47,996

Cost of Sales	8,196	7,866

Profit from Operations	42,905	40,130

Operating Expenses	60,175	23,695

Total Expenses	60,175	23,695

Profit/(Loss) from Operations	(17,270)	16,435

Interest Expense	8,280	7,908

Provision for Income Tax	–	–

Net Profit	$(25,550)	$8,527

Earnings per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average common shares outstanding
Basic	109,500,000	100,000,000
Diluted	109,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 (Unaudited) and MARCH 31, 2024 (Unaudited)

	Common Shares	Common	Additional Paid-in	Accumulated	Total
	Outstanding	Stock	Capital	Deficit	Equity
		$	$	$	$

Balance as at December 31, 2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	7,125	–	7,125

Net income	–	–	–	8,527	8,527

Balance at March 31, 2024	100,000,000	100,000	(21,333)	(420,417)	(341,750)

Beginning Balance, 12/31/2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	28,500	–	28,500

Net Income	–	–	–	(9,910)	(9,910)

Ending Balance, 12/31/2024	100,000,000	100,000	42	(438,854)	(338,812)

Imputed Interest	–	–	7,125	–	7,125

Net Loss for the quarter	–	–	–	(25,550)	(25,550)

Balance as at March 31, 2025	100,000,000	100,000	7,167	(464,404)	(357,237)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For The Three Months	For The Three Months
	March 31, 2025 (Unaudited)	March 31, 2024 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(Loss)	$(25,550)	$8,527

Adjustments to reconcile net income/loss to net cash used in operating activities
Imputed Interest	7,125	7,125
Changes in Assets and Liabilities
Accounts Receivable	(511)	(5,783)
Accounts Payable	396	(2,467)
Accrued Expenses	1,155	783
Net cash Provided by (used) in Operating Activities	(17,385)	8,185

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	19,736	(17,120)
Borrowings on debt	–	6,500
Net cash Provided by (used in) Financing Activities	19,736	(10,620)

Net Change in Cash	2,351	(2,435)
Cash at beginning of the Year	1,103	4,207
Cash at end of the Year	$3,454	$1,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not performs a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of March 31, 2025 and 2024 respectively, as we believe all of our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the quarters ended March 31, 2025 and 2024.

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

	March 31,
	2025	2024
Deferred Tax asset	$(95,533)	$(79,176)
Tax Effect (Benefit) of operating loss carryforwards	95,553	79,176
Tax expense/(benefit) for continuing operations	$–	$–

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

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	March 31,
	2025	2024
Deferred tax assets:
Net operating loss	$(464,404)	$(339,408)
Valuation allowance	464,404	339,408
Net deferred asset	$–	$–

At March 31, 2025, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarters ended March 31, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(464,404) and negative working capital of $(18,237) as of March 31, 2025. For the quarters ended March 31, 2025, the Company had a net loss of $(25,550) and for the quarter ended March 31, 2024 the Company had a profit of $8,527 Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The amount Mr. Rechtman owed to the Company in the year ended December 31, 2024 was $339. Funds were previously advanced by Mr. Rechtman to support the company during a shortage of cash due partially to lower revenues and also the remaining impact of the Covid pandemic. As of March 31, 2025 the Company owes Mr. Rechtman $19,399.

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

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $7,125 and $7,125 for the quarter ended March 31, 2025 and 2024, respectively. As of March 31, 2025, and 2024, the balance of the debt was $300,000.

On February 2, 2023 the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the period ended December 31, 2024 the Company incurred $30,000 of expenses related to this agreement and $7,500 for the quarter ended March 31, 2025 and for the three months ended March 31, 2024.

On January 1, 2025, Mr. Orie Rechtman agreed and signed a compensation package with the Company. The compensation agreement is for a period of five years at a salary of $12,000 per month. If any amount is due and unpaid under this agreement that amount will accrue interest at the rate of 5% per annum due and payable within five years of the date it became due. In addition to this compensation various expenses are paid by the company and are a part of Mr. Rechtman’s compensation, including auto expense, life insurance and health insurance costs.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

			Imputed
	Note	Interest	Interest

Balance as at December 31, 2023	$300,000	$3,645	$69,259

Interest	–	375	–

Imputed Interest	–	–	7,125

Balance as at March 31, 2024	300,000	4,020	76,384

Interest	–	1,125	–

Imputed interest	–	–	21,375

Balance as at December 31, 2024	300,000	5,145	97,759

Interest	–	375	–

Imputed Interest	–	–	7,125

Balance as at March 31, 2025	$300,000	$5,520	$104,884

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

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of Revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	June 1, 2025	$24,000	8%
Details	July 7, 2024	N/A	January 8, 2025	$5,000	8%

	Note	Interest

Balance as at December 31, 2023	$16,500	4,604

Additions	6,500	–

Repayments	–	–

Interest	–	408

Balance as at March 31, 2024	$23,000	$5,012

Additions	16,000	–

Interest	–	1,709

Balance as at December 31, 2024	$39,000	$6,721

Additions	–	–

Interest	–	1,155

Balance as at March 31, 2025	$39,000	$7,876

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Three Months Ended March 31, 2025	$1,155	$7,125	$8,280
Three Months Ended March 31, 2024	$408	$7,125	$7,523

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through March 31, 2025 is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares outstanding 100,000,000.

NOTE 7 – SUBSEQUENT EVENTS

In June 2025, an additional 9,500,000 shares were issued to various consultants that assisted in the preparation of the S-1 registration.

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

Results of Operations for the three Months Ended March 31, 2025 as compared to the three Months Ended March 31, 2024,

Revenue

Revenue for the three months ended March 31, 2025 was $51,101 compared to $47,996 for the three months ended March 31, 2024.

Cost of sales

Cost of sales for the three months ended March 31, 2025 was $8,196 compared to $7,866 for the period ended March 31, 2024.

Operating expenses

Operating expenses were $60,175 for the three months ended March 31, 2025, compared to $23,695 for the three months ended March 31, 2024, an increase of $33,480. The increase was mainly due to greater overheads for head office costs related to the completion of the S 1 registration statement, audit costs in addition to the salary of $36,000 paid to Mr. Rechtman, the CEO of the Company.

Interest expense

For the three months ended March 31, 2025 and 2024, we had interest expense of $8,280 and $7,908 respectively.

Net Income

Net loss for the three months ended March 31, 2025 was $(25,550) compared to a profit of $8,527 for the three months ended March 31, 2024. The net loss is due to higher overhead costs including a salary for the Company’s CEO of $12,000 per month.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $(461,404) as of March 31, 2025. For the three months ended March 31, 2025, the Company had a net loss of $25,550. We used $14,385 cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(17,385) during the three months ended March 31, 2025, compared to $8,185 provided in the three months ended March 31, 2024.

Net cash provided in financing activities was $19,736 for the three months ended March 31, 2025 and used $(10,620) for the three months ended March 31, 2024..

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

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Palisades Ventures, Inc.

Dated: September 15, 2025	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

