Form 10-Q
period 2025-06-30
Palisades Venture Inc.
filed 2025-09-30
CIK 2010982

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of September 29, 2025, there were 109,500,000 common shares issued and outstanding.

PALISADES VENTURE, INC.

FORM 10-Q

Six Month Period Ended June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALISADES VENTURE, INC.

BALANCE SHEETS

	June 30, 2025	December 31, 2024
	Unaudited
Assets

Current Assets
Cash	$1,252	$1,103
Receivables	6,705	10,615

Total Current Assets	7,957	11,718

Total Assets	$7,957	$11,718

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$14,177	$11,867
Accounts Payable	396	–
Related Party Payables	23,896	(337)
Convertible Note Payable	39,000	39,000

Total Current Liabilities	77,469	50,530

Long Term note Payable	300,000	300,000
Convertible Note Payable	–	–

Total Liabilities	377,469	350,530

Stockholders Deficit
Common stock, $.001 par value, 500,000,000 shares authorized, 109,500,000 and 100,000,000 shares issued and outstanding, respectively	109,500	100,000
Additional Paid in capital	4,792	42
Accumulated deficit	(483,804)	(438,854)

Total Stockholders Deficit	(369,512)	(338,812)

Total Liabilities and Stockholders Deficit	$7,957	$11,718

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Gross Revenue	$49,974	$41,676	$101,075	$89,672

Cost of Sales	7,764	7,836	15,960	15,702

Gross Profit	42,210	33,840	85,115	73,970

Operating Expenses	53,330	22,961	113,505	46,656

Total Expenses	53,330	22,961	113,505	46,656

Profit/(Loss) from Operations	(11,120)	10,879	(28,390)	27,314

Interest Expense	8,280	7,960	16,560	15,868

Provision for Income Tax	–	–	–	–

Net Income/(loss)	$(19,400)	$2,919	$(44,950)	$11,446

Earnings Per Common Share

Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding

Basic	109,500,000	100,000,000	109,500,000	100,000,000

Diluted	109,500,000	100,000,000	109,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 (Unaudited) AND JUNE 30, 2023 (Unaudited)

	Common Shares	Common	Additional	Retained	Total
	Outstanding	Stock	Paid in	Earnings	Equity
		$	Capital $	$	$
Beginning Balance, 12/31/2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	14,250	–	14,250

Net Income	–	–	–	11,446	11,446

Balance as at June 30, 2024	100,000,000	100,000	(14,208)	(417,498)	(331,706)

Imputed Interest	–	–	14,250	–	14,250

Net Loss	–	–	–	(21,356)	(21,356)

Balance as at December 31, 2024	100,000,000	100,000	42	(438,854)	(338,812)

Imputed Interest	–	–	14,250	–	14,250

Net Loss for the six month period	–	–	–	(44,950)	(44,950)

Shares issued	9,500,000	9,500	(9,500)	–	–

Balance as at June 30, 2025	109,500,000	109,500	4,792	(483,804)	(369,512)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For the six	For the six
	Months ended	months ended
	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(Loss)	$(44,950)	$11,446
Adjustments to reconcile net income/loss to net cash provided by (used in) operating activities
Imputed Interest	4,750	14,250
Changes in Assets and Liabilities
Accounts Receivable	3,910	(5,338)
Accounts Payable	396	(4,467)
Accrued Expenses	2,310	1,618
Net cash Provided by (used) in Operating Activities	(33,584)	17,509

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	24,233	(27,270
Issuance of Common Stock	9,500	–
Borrowings on debt	–	6,500
Net cash Provided by (used in) Financing Activities	33,733	(20,770

Net Change in Cash	149	(3,261)
Cash at beginning of the period	1,103	4,207
Cash at end of the Period	$1,252	$946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

Since 2011, the company implemented secured cloud computing solutions and today 4Service is considered to have implemented based on existing top manufacturers and providers of hardware and software solutions, such as Cisco, Checkpoint, Dell, HP, EMC2, VMWare and Microsoft.

4Service is a business continuity solutions provider that specializes in cloud computing and disaster recovery services. 4Service offers a 3-Tier approach to our disaster recovery strategy and our private managed cloud computing offering is comprised of the best-in-class of industry leading equipment and software solutions. Utilizing the newest desktop and server virtualization technologies, our cloud computing solution allows any organization, regardless of size, to gain a world-class infrastructure and dramatically cut its IT costs across the board.

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

Accounts Receivable

Accounts receivable consists primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not perform a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of June 30, 2025 and 2024 as we believe all of our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the quarter and six months ended June 30, 2025 and 2024.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP) and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

	June 30,
	2025	2024
Tax expense/(benefit) computed at statutory rate for continuing operations	$(87,983)	$(65,708)
Valuation allowance	87,983	65,708
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $483,804 as of June 30, 2025, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	June 30,
	2025	2024
Deferred tax assets:
Net operating loss	$(377,203)	$(312,897)
Valuation allowance	377,203	321,897
Net deferred asset	$–	$–

At June 30, 2025, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

On December 22, 2017, the Tax Cuts and Jobs Act (TCJA) was signed into law by the President of the United States. TCJA is a tax reform act that among other things, reduced corporate tax rates to 21 percent effective January 1, 2018. FASB ASC 740, Income Taxes, requires deferred tax assets and liabilities to be adjusted for the effect of a change in tax laws or rates in the year of enactment, which is the year in which the change was signed into law.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarters ended June 30, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(483,804) and negative working capital of $(69,512) as of June 30, 2025. For the six months ended June 30, 2025 and 2024 the Company had net income/(loss) of $(44,950) and $11,446 respectively. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2025, the amount due to Mr. Rechtman is $23,896, whereas the amount due by Mr. Rechtman to the Company in the year ended December 31, 2024 was $337. Funds are advanced by Mr. Rechtman to support the company when necessary.

In the six months ended June 30, 2025 and 2024 compensation to Mr. Rechtman was $72,000 and $0 respectively.

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

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $7,125 and $7,125 for the quarter ended June 30, 2025, and quarter ended June 30, 2024, respectively. As of June 30, 2025, and 2024, the balance of the debt was $300,000.

On February 2, 2023, the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the six month period ended June 30, 2025, the Company incurred $15,000 of expenses related to this agreement and $15,000 for the six months ended June 30, 2024. The specifics of this Service Level Agreement are detailed in the agreement attached to this document.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

	Note	Interest	Imputed
			Interest

Balance as at December 31, 2023	$300,000	$3,645	$69,259

Interest	–	750	–

Imputed Interest	–	–	14,250

Balance as at June 30, 2024	300,000	4,395	83,509

Interest	–	1,125	–

Imputed interest	–	–	21,375

Balance as at December 31, 2024	300,000	5,145	97,759

Interest	–	750	–

Imputed Interest	–	–	14,250

Balance as at June 30, 2025	$300,000	$5,895	$112,009

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the Company the financial help to complete and pay for the costs associated with the S-1 registration. To date, Papiri has advanced $39,000 against this note. In the period ended June 30, 2025 and the year ended December 31, 2024, $0 and $22,500 were advanced respectively. The note was revised On March 1, 2023 with a maturity date of June 1, 2025 and an interest rate of 8% per annum. To date, no shares have been converted and a new addendum to the notes dated September 26, 2025 states that a new maturity date will be agreed once the stock is trading.

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

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of Revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	June 1, 2025	$24,000	8%

Additional notes added with same terms				$15,000	8%

	Note	Interest

Balance as at December 31, 2023	$16,500	4,604

Additions	6,500	–

Interest	–	868

Balance as at June 30, 2024	23,000	$5,472

Additions	16,000	–

Interest	–	1,249

Balance as at December 31, 2024	39,000	6,721

Interest	–	1,560

Balance as at June 30, 2025	$39,000	$8,281

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Six Months Ended June 30, 2025	$1,560	$15,000	$16,560
Six Months Ended June 30, 2024	$868	$15,000	$15,868

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through June 30, 2025 is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares outstanding 109,500,000.

NOTE 7 – SUBSEQUENT EVENTS

The Company has signed a new agreement for an additional convertible debt loan of $5,000 on September 15, 2025 with the Robert Papiri Defined Contribution Plan under the same terms and conditions as the note with Robert Papiri. As of this date, the funds due under this new note have not been received and are expected during the first week of October, 2025.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	general economic conditions, either nationally or in our market area that are worse than expected;
•	our ability to access cost-effective funding;
•	our ability to implement and change our business strategies;
•	adverse changes in the securities markets;
•	our ability to enter new markets successfully and capitalize on growth opportunities;
•	our ability to retain key employees;
•	material weakness or significant deficiency in our internal controls over financial reporting; and

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

4Service is a business continuity solutions provider that specializes in cloud computing and disaster recovery services. 4Service offers a 3-Tier approach to our disaster recovery strategy and our private managed cloud computing offering is comprised of the best-in-class of industry leading equipment and software solutions. Utilizing the newest desktop and server virtualization technologies, our cloud computing solution allows any organization, regardless of size, to gain a world-class infrastructure and dramatically cut its IT costs across the board.

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

Results of Operations for the three Months Ended June 30, 2024 as compared to the three Months Ended June 30, 2023

Revenue

Revenue for the three months ended June 30, 2025, was $49,974 compared to $41,676 for the period ended June 30, 2024.

Cost of sales

Cost of sales for the three months ended June 30, 2025, was $7,764 compared to $7,386 for the period ended June 30, 2024.

Operating expenses

Operating expenses were $53,330 for the three months ended June 30, 2025, compared to $22,961 for the three months ended June 30, 2024, an increase of $30,369. The increase was mainly due to compensation of $36,000 for Mr. Rechtman’s services to the Company.

Interest expense

For the three months ended June 30, 2025 and 2024, we had interest expense of $8,280 and $7,960 respectively.

Net Income

Net loss for the three months ended June 30, 2025, was $(19,400) compared to net income of $2,919 for the three months ended June 30, 2024. The loss for the period is due to an increase in operating expenses during the period.

Results of Operations for the Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023.

Revenue

Revenue for the six months ended June 30, 2025, was $101,075 compared to $89,672 for the period ended June 30, 2024.

Cost of sales

Cost of sales for the six months ended June 30, 2025, was $15,960 compared to $15,702 for the six months ended June 30, 2024.

Operating expenses

Operating expenses were $113,505 for the six months ended June 30, 2025, compared to $46,656 for the six months ended June 30, 2024, an increase of $66,849. The increase was mainly due to compensation paid to Mr. Rechtman of $72,000 for the period for his services to the Company

Interest expense

For the three months ended June 30, 2025 and 2024, we had interest expense of $16,560 and $15,868 respectively.

Net Income

Net loss for the six months ended June 30, 2025, was $(44,950) compared to net income of $11,446 for the six months ended June 30, 2024. The loss for the period is due to an increase in operating expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $(483,804) as of June 30, 2025. For the six months ended June 30, 2025, the Company had a net loss of $(44,950). We used 33,584 cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(33,584) during the six months ended June 30, 2025, compared to 17,509 for the six months ended June 30, 20243.

Net cash provided by financing activities was $33,733 and $(20,770) for the six months ended June 30, 2025 and 2024, respectively.

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

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

During the six months ended June 30, 20254, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Palisades Ventures, Inc.

Dated: September 30, 2025	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

