Form 10-Q
period 2025-09-30
Palisades Venture Inc.
filed 2025-11-12
CIK 2010982

Table of Contents

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

000-56786

Commission File Number

PALISADES VENTURE, INC.
(Exact name of registrant as specified in its charter)

Wyoming	99-0991248
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21200 Oxnard Street, # 6630, Woodland Hills, CA	91367
(Address of principal executive offices)	(Zip Code)

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

As of November 12, 2025, there were 109,500,000 common shares issued and outstanding.

PALISADES VENTURE, INC.

FORM 10-Q

Nine Month Period Ended September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

PALISADES VENTURE, INC.

BALANCE SHEETS

	September 30, 2025	December 31, 2024
	Unaudited
Assets

Current Assets
Cash	$3,748	$1,103
Receivables	6,496	10,615

Total Current Assets	10,244	11,718

Total Assets	$10,244	$11,718

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$15,332	$11,867
Accounts Payable	5,421	–
Related Party Payables	47,956	(337)
Convertible Note Payable	39,000	39,000

Total Current Liabilities	107,709	50,530

Long Term note Payable	300,000	300,000
Convertible Note Payable	–	–

Total Liabilities	407,709	350,530

Stockholders Deficit
Common stock, $.001 par value, 500,000,000 shares authorized, 109,500,000 and 100,000,000 shares issued and outstanding, respectively	109,500	100,000
Additional Paid in capital	11,917	42
Accumulated deficit	(518,882)	(438,854)

Total Stockholders Deficit	(397,465)	(338,812)

Total Liabilities and Stockholders Deficit	$10,244	$11,718

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Gross Revenue	$49,216	$43,951	$150,291	$133,623

Cost of Sales	7,500	7,937	23,460	23,639

Gross Profit	41,716	36,014	126,831	109,984

Operating Expenses	68,514	32,743	182,019	79,399

Total Expenses	68,514	32,743	182,019	79,399

Profit/(Loss) from Operations	(26,798)	3,271	(55,188)	30,585

Interest Expense	8,280	8,407	24,840	24,275

Provision for Income Tax	–	–	–	–

Net Income (Loss)	$(35,078)	$(5,136)	$(80,028)	$6,310

Earnings Per Common Share

Basic	$(0.00)	$(0.00)	$(0.00)	$0.00

Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding

Basic	109,500,000	100,000,000	109,500,000	100,000,000

Diluted	109,500,000	100,000,000	109,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (Unaudited)

	Common		Additions
	Shares	Common	to Paid in	Retained	Total
	Outstanding	Stock	Capital	Earnings	Equity
		$	$	$	$
Balance as at December 31, 2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	21,375	–	21,375

Net profit	–	–	–	6,310	6,310

Balance at September 30, 2024	100,000,000	100,000	(7,083)	(422,634)	(329,717)

Imputed Interest	–	–	7,125	–	7,125

Net profit	–	–	–	(16,220)	(16,220)

Balance at December 31, 2024	100,000,000	100,000	42	(438,854)	(338,812)

Imputed Interest	–	–	21,375		21,375

Net profit	–	–	–	(80,028)	(80,028)

Shares Issued	9,500,000	9,500	(9,500)	–	–

Balance at September 30, 2025	109,500,000	109,500	11,917	(518,882)	(397,465)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For the nine	For the nine
	Months ended	months ended
	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income/(Loss)	$(80,028)	$11,446
Adjustments to reconcile net income/loss to net cash provided by (used in) operating activities
Imputed Interest	11,875	14,250
Changes in Assets and Liabilities
Accounts Receivable	4,119	(5,338)
Accounts Payable	5,421	(4,467)
Accrued Expenses	3,465	1,618
Net cash Provided by (used) in Operating Activities	(55,148)	17,509

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	48,293	(27,270
Issuance of Common Stock	9,500	–
Borrowings on debt	–	6,500
Net cash Provided by (used in) Financing Activities	57,793	(20,770

Net Change in Cash	2,645	(3,261)
Cash at beginning of the period	1,103	4,207
Cash at end of the Period	$3,748	$946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

Accounts Receivable

Accounts receivable consists primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not perform a credit check on new customers but typically will start a new client with an upfront payment for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of September 30, 2025 and 2024 as we believe all of our receivables are fully collectable. As a general rule, all receivables are collected within 60 days of billing.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the three and nine months ended September 30, 2025 and 2024.

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

	September 30,
	2025	2024
Tax expense/(benefit) computed at statutory rate for continuing operations	$(123,061)	$(79,716)
Valuation allowance	123,061	79,716
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $518,882 as of September 30, 2025, to offset future taxable income, which expire beginning in 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	September 30,
	2025	2024
Deferred tax assets:
Net operating loss	$(412,281)	$(339,408)
Valuation allowance	412,281	339,408
Net deferred asset	$–	$–

At September 30, 2025, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarters ended September 30, 2025 and 2024.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(518,882) and negative working capital of $(97,465) as of September 30, 2025. For the nine months ended September 30, 2025 and 2024 the Company had net income/(loss) of $(80,028) and $6,310 respectively. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2025, the amount due to Mr. Rechtman is $47,956, whereas the amount due by Mr. Rechtman to the Company in the year ended December 31, 2024, was $337. Funds are advanced by Mr. Rechtman to support the company when necessary.

In the six months ended September 30, 2025 and 2024 compensation to Mr. Rechtman was $108,000 and $0 respectively.

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

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $7,125 and $7,125 for the quarter September 30, 2025, and 2024, respectively. As of September 30, 2025, and 2024, the balance of debt was $300,000.

On February 2, 2023, the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the nine month period ended September 30, 2025, the Company incurred expenses of $22,500 related to this agreement and $22,500 for the nine months ended September 30, 2024. The specifics of this Service Level Agreement are detailed in the agreement attached to this document.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

			Imputed
	Note	Interest	Interest

Balance at December 31, 2023	$300,000	$4,020	$69,259

Interest	–	1,125	–
Imputed Interest	–	–	21,375
Balance at September 30, 2024	300,000	5,145	90,634

Interest	–	375	–
Imputed interest	–	–	7,125
Balance at December 31, 2024	300,000	5,145	97,759

Interest	–	750	–
Imputed Interest	–	–	14,250
Balance at June 30, 2025	$300,000	5,895	$112,009

Interest	–	375	–
Imputed Interest	–	–	7,125
Balance at September 30, 2025	$300,000	6,270	$119,134

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the Company the financial help to complete and pay for the costs associated with the S-1 registration. To date, Papiri has advanced $39,000 against this note. In the period ended September 30, 2025, and the year ended December 31, 2024, $0 and $22,500 were advanced respectively. The note was revised On March 1, 2023, with a maturity date of June 1, 2025 and an interest rate of 8% per annum. To date, no shares have been converted and a new addendum to the notes dated September 26, 2025 states that a new maturity date will be agreed once the stock is trading.

This note can convert to 2,500,000 shares of common stock of Palisades Venture, Inc. with conversion price of $0.0096 per share within 60 days following the filing of the S-1 registration. This note can be converted on October 12, 2024, which is 60 days following the effective date of the S-1. If Papiri elects not to convert, the loan is repayable over 18 months starting October 12, 2024, with minimum payments of $1,000 per month and a balloon at the end of the period. The interest rate on this note is 8% per annum. Any balance of interest due at the time of conversion may also be converted under the same terms as the capital portion of the note.

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of Revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	June 1, 2025	$24,000	8%

Additional notes added with same terms				$15,000	8%

	Note	Interest

Balance at December 31, 2023	$16,500	4,604

Additions	12,500	–

Repayments	–	–

Interest	–	1,775

Balance at September 30, 2024	$29,000	$6,379

Additions	10,000	–

Interest	–	342

Balance at December 31, 2024	39,000	6,721

Additions	–	–

Interest	–	1,560

Balance at June 30, 2025	$39,000	$8,281

Additions	–	–

Interest	–	780

Balance at September 30, 2025	$39,000	$9,061

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Nine Months Ended September 30, 2025	$2,340	$22,500	$24,840
Nine Months Ended September 30, 2024	$1,775	$22,500	$24,275

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through September 30, 2025 is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares issued and outstanding are 109,500,000.

NOTE 7 – SUBSEQUENT EVENTS

The Company has signed a new agreement for an additional convertible debt loan of $5,000 on September 15, 2025 with the Robert Papiri Defined Contribution Plan under the same terms and conditions as the note with Robert Papiri. These funds were received in October, 2025

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations for the three Months Ended September 30, 2025 as compared to the three Months Ended September 30, 2024

Revenue

Revenue for the three months ended September 30, 2025, was $49,216 compared to $43,951 for the three month period ended September 30, 2024.

Cost of sales

Cost of sales for the three months ended September 30, 2025, was $7,500 compared to $7,937 for the three months ended September 30, 2024.

Operating expenses

Operating expenses were $68,514 for the three months ended September 30, 2025, compared to $32,743 for the three months ended September 30, 2024, an increase of $38,145. The increase was mainly due to compensation of $36,000 for Mr. Rechtman’s services to the Company.

Interest expense

For the three months ended September 30, 2025 and 2024, we had interest expense of $8,280 and $8,407 respectively.

Net Income

Net loss for the three months ended September 30, 2025, was $(35,078) compared to $(5,136) for the three months ended September 30, 2024. The loss for the period is primarily due to the compensation expense due to Mr. Rechtman during the period.

Results of Operations for the nine Months Ended September 30, 2025 as Compared to the nine Months Ended September 30, 2024.

Revenue

Revenue for the nine months ended September 30, 2025, was $150,291 compared to $133,623 for the nine months ended September 30, 2024.

Cost of sales

Cost of sales for the nine months ended September 30, 2025, was $23,460 compared to $23,639 for the nine months ended September 30, 2024.

Operating expenses

Operating expenses were $182,019 for the nine months ended September 30, 2025, compared to $79,399 for the nine months ended September 30, 2024, an increase of $102,620. The increase was mainly due to compensation paid to Mr. Rechtman of $108,000 for the period for his services to the Company

Interest expense

For the nine months ended September 30, 2025 and 2024, we had interest expense of $24,840 and $24,275 respectively.

Net Income

Net loss for the nine months ended September 30, 2025, was $(80,028) compared to net income of $6,310 for the nine months ended September 30, 2024. The loss for the period has increased mainly due to the compensation due to Mr. Rechtman during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $(518,882) as of September 30, 2025. For the nine months ended September 30, 2025, the Company had a net loss of $(80,028). We used 55,148 cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(55,148) during the nine months ended September 30, 2025, compared to 17,509 for the nine months ended September 30, 2024.

Net cash provided by financing activities was $57,793 and $(20,770) for the nine months ended September 30, 2025 and 2024, respectively.

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

This item is not applicable as we are currently considered to be a smaller reporting company.

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

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company's disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information.

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Palisades Ventures, Inc.

Dated: November 12, 2025	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

