Form 10-K
period 2025-12-31
Palisades Venture Inc.
filed 2026-03-18
CIK 2010982

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: December 31, 2025

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

As of March 18, 2026 there were 109,500,000 issued and outstanding.

PALISADES VENTURE, INC.

Financial Statements

For the Fiscal Year Ended December 31, 2025 and 31 December, 2024

i

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

During the year ended December 31, 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, we may not be aware of all vulnerabilities or might not accurately assess the risks of incidents, and such preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks.

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

As of December 31, 2025, no shares of our common stock have been traded.

Number of Holders

As of December 31, 2025, 109,500,000 shares of common stock were issued and outstanding. There were 141 shareholders of record as of December 31, 2025.

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

Our cash balance was $906 as of December 31, 2025. We believe our cash balance is not sufficient to fund our limited levels of operations for any period of time. We have where necessary been utilizing funds borrowed from our Chairman. The Chairman has no commitment, arrangement or legal obligation to advance or loan funds to the company. The borrowing is non-interest-bearing, unsecured, and due on demand.

Our independent registered public accountants have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. The accompanying financial statements have been prepared assuming that the Company continues as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has accumulated losses of $(522,095), and negative working capital of $(49,553) as of December 31, 2025, and cash flows from operating activities of $(40,415) for the year ended December 31, 2025. Due to these conditions, it raises substantial doubt about its ability to continue as a going concern.

Management views and manages the Company’s operations as one integrated business, and accordingly the Company has one reportable segment.

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

Revenues and Cost of goods Sold for the years ended December 31, 2025 and 2024

Revenues

Revenue for the year ended December 31, 2025, was $198,141 compared to $178,962 for the year ended December 31, 2024. The increase in revenue was mainly due to an increase in IT consulting work.

Cost of goods

The cost of goods for the year ended December 31, 2025, was $36,485 compared to $41,000 for the year ended December 31, 2024. The decrease was due to reduced costs of repairing the server systems for the cloud computing business.

Operating expenses

General and administrative expenses were $211,786 for the year ended December 31, 2025, compared to $115,755 for the year ended December 31, 2024, an increase of $96,031 mainly due to the charge for remuneration to Mr. Orie Rechtman, the Chairman and CEO.

Net Profit

Net profit/(loss) for the year ended December 31, 2025, was $(83,241) compared to $(9,910) for the year ended December 31, 2024.

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

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements the Company has a retained deficit of ($522,095) and negative working capital of $(49,553) as of December 31, 2025. For the year ended December 31, 2025, the Company had a net loss of $83,241. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Net cash used in operating activities was $(40,415) and $12,326 for the years ended December 31, 2025, and 2024, respectively.

Net cash used in financing activities was $40,218 and $(15,430) for the years ended December 31, 2025, and 2024, respectively.

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

Our CEO, Mr. Orie Rechtman confirms that he will continue to support the company’s day to day operational financial cash needs, in the normal course of business, where necessary. This continues the day to day support from Mr. Rechtman that has been available for the Company since its exception.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Palisades Venture, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Palisades Venture, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company’s financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not generated sufficient revenues to fund its operations, has incurred recurring net losses and negative cash flows from operations since inception, and has an accumulated deficit as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter 1: Going Concern Assessment

Description of the Matter

As described in Note 3 to the financial statements, the Company has not generated sufficient revenues to fund its operations since inception, has incurred recurring net losses, and has an accumulated deficit as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date the financial statements are issued.

Auditing management’s going concern assessment was a critical audit matter because of the significant judgment required by management in determining whether the Company will be able to continue as a going concern. Specifically, the assessment required management to make significant estimates and assumptions about its ability to: (i) generate future revenues from its managed data centre, cloud computing, and cybersecurity services; (ii) secure additional financing through equity or debt issuances or borrowings from related parties; and (iii) control and reduce operating expenditures. These estimates and assumptions are inherently uncertain and could be subject to significant change, requiring a high degree of auditor judgment in evaluating the reasonableness of management’s plans and projections.

How We Addressed the Matter in Our Audit

Our audit procedures related to the going concern assessment included the following, among others:

•	We evaluated management’s plans to mitigate the going concern conditions, including its plans to raise additional capital, obtain borrowings from related parties, and generate new service contracts, by assessing whether such plans are feasible, within the Company’s control, and likely to be effectively implemented within the projected timeframe.

•	We evaluated the adequacy and completeness of the Company’s disclosures in Note 3 regarding the going concern conditions and management’s plans, as required by Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements — Going Concern.

•	We considered events subsequent to December 31, 2025 through the date of this report that may affect the Company’s ability to continue as a going concern.

Critical Audit Matter 2: Revenue Recognition

Description of the Matter

As described in the Company’s significant accounting policies in Note 2 to the financial statements, the Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The Company earns revenues primarily from managed datacenter services, cloud computing solutions, IT business continuity, disaster recovery, and cybersecurity services. Many of the Company’s customer arrangements include multiple performance obligations, including combinations of software access, managed services, implementation, and ongoing technical support.

Auditing revenue recognition was a critical audit matter because of the significant judgment required in: (i) identifying the distinct performance obligations within bundled service arrangements; (ii) determining the transaction price and allocating it among identified performance obligations using estimated standalone selling prices; (iii) assessing whether performance obligations are satisfied over time or at a point in time; and (iv) evaluating the appropriateness of the timing and amount of revenue recognized, particularly for multi-year managed service contracts. The risk of improper revenue recognition, including premature recognition or manipulation of timing, was identified as a significant fraud risk in accordance with PCAOB AS 2401.

How We Addressed the Matter in Our Audit

Our audit procedures related to revenue recognition included the following, among others:

•	We obtained and read a sample of executed customer contracts and evaluated whether the Company’s identification of performance obligations was consistent with the terms of those contracts and the requirements of ASC 606.

•	We assessed the reasonableness of the Company’s standalone selling price estimates used to allocate transaction prices among performance obligations, including comparing such estimates to observable prices where available.

•	We tested a sample of revenue transactions by agreeing amounts recognized to executed contracts, invoices, and evidence of service delivery or customer acceptance, and evaluated whether revenue was recognized in the appropriate period.

•	We performed analytical procedures on revenue disaggregated by service type to identify and investigate unusual patterns or fluctuations that could indicate improper recognition.

•	We evaluated the completeness and accuracy of the Company’s disclosures related to its revenue recognition policies, disaggregation of revenue, and remaining performance obligations as required by ASC 606.

Critical Audit Matter 3: Related Party Transactions and Disclosures

Description of the Matter

As described in Note 4 to the financial statements, the Company has engaged in various transactions with related parties, including borrowings from related parties to fund working capital requirements during periods of insufficient cash, transactions arising from the Company’s formation history and its relationship with CorpTech Holding Inc. and its affiliates, and arrangements with officers, directors, and significant shareholders. Identifying and evaluating these transactions requires significant auditor judgment, particularly given the Company’s early-stage nature, its funding reliance on related parties, and the inherent risk that related party transactions may not be conducted on terms equivalent to arm’s-length transactions.

Auditing related party transactions was a critical audit matter because: (i) identifying all related parties and related party transactions requires significant effort and judgment; (ii) related party transactions may lack the scrutiny of independent negotiation and could be structured to achieve an accounting result inconsistent with their economic substance; and (iii) the Company’s disclosure obligations under ASC 850, Related Party Disclosures, require complete and transparent reporting of such arrangements. The risk that related party transactions could be used to misstate revenue, conceal liabilities, or obscure the Company’s true financial condition was a significant audit risk.

How We Addressed the Matter in Our Audit

Our audit procedures related to related party transactions included the following, among others:

•	We made inquiries of management to obtain an understanding of the Company’s related party relationships; the nature and purpose of transactions entered into with related parties.

•	We reviewed the Company’s organizational documents, board of directors’ minutes, and shareholder agreements to identify related party relationships and transactions not otherwise disclosed to us.

•	We evaluated whether identified related party transactions were authorized and approved in accordance with applicable policies, and assessed whether such transactions appeared to have a legitimate business purpose.

•	For significant related party transactions, including borrowings and amounts payable to related parties, we obtained and reviewed supporting documentation, agreed amounts to underlying agreements, and assessed whether the terms appeared reasonable and consistent with market conditions.

•	We assessed whether the Company’s financial statements include the disclosures required by ASC 850 with respect to the nature, terms, and amounts of related party transactions, including any outstanding balances.

•	We performed procedures to assess the risk of undisclosed related party relationships or transactions, including reviewing public filings, correspondence with legal counsel, and performing confirmations where appropriate.

Auditor Tenure

We have served as the Company’s auditor since 2025.

/s/ Raj Gupta & Co.

RAJ GUPTA & CO.

Chartered Accountants

PCAOB Registration No.: 7002

New Delhi, India

March 18, 2026

PALISADES VENTURE, INC.

BALANCE SHEETS

	December 31, 2025	December 31, 2024

Assets

Current Assets
Cash	$906	$1,103
Receivables	5,854	10,615

Total Current Assets	6,760	11,718

Total Assets	$6,760	$11,718

Liabilities and Stockholders Equity

Current Liabilities
Accrued Interest	$16,587	$11,867
Accounts Payables	4,845	–
Related Party Payables	34,881	(337)

Total Current Liabilities	56,313	11,530

Long Term Note Payable-Related Party	300,000	300,000
Convertible Note payable	44,000	39,000

Total Liabilities	400,313	350,530

Stockholders’ Equity
Common stock, $0.001 par value, 500,000,000 shares authorized, 109,500,000 and 100,000,000 shares issued and outstanding, respectively	109,500	100,000
Additional Paid in capital	19,042	42
Accumulated Deficit	(522,095)	(438,854)

Total Stockholders’ Deficit	(393,553)	(338,812)

Total Liabilities and Stockholders’ Deficit	$6,760	$11,718

The accompanying notes are an integral part of these financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF OPERATIONS

For The Years Ended

	31 December, 2025	31 December, 2024

Revenue	$198,141	$178,962

Cost of Sales	36,485	41,000

Gross Profit	161,656	137,962

Operating Expenses	67,786	115,755

Directors Remuneration	144,000	–

Total Expenses	211,786	115,755

Loss from Operations	(50,130)	22,207

Prior Year Adjustment	109	–

Interest Expense	(33,220)	(32,117)

Net Income (Loss)	$(83,241)	$(9,910)

Earnings per common share
Basic	$0	$0
Diluted	$0	$0

Weighted Average common shares outstanding
Basic	109,500,000	100,000,000
Diluted	109,500,000	100,000,000

The accompanying notes are an integral part of these financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

	Common		Additions
	Shares	Common	to Paid in	Retained	Total
	Outstanding	Stock	Capital	Earnings	Equity
		$	$	$	$

Balance at December 31, 2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	28,500	–	28,500

Net profit	–	–	–	(9,910)	(9,910)

Balance at December 31, 2024	100,000,000	100,000	42	(438,854)	(338,812)

Imputed Interest	–	–	28,500	–	28,500

Net profit	–	–	–	(83,241)	(83,241)

Shares Issued	9,500,000	9,500	(9,500)	–	–

Balance at December 31, 2025	109,500,000	109,500	19,042	(522,095)	(393,553)

The accompanying notes are an integral part of these financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	December 31, 2025	December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(Loss)	$(83,241)	$(9,910)

Adjustments to reconcile net income/loss to net cash used in operating activities

Imputed Interest	28,500	28,500

Changes in Assets and Liabilities
Accounts Receivable	4,761	(5,416)
Accounts Payable	4,845	(4,466)
Deferred Revenue	–	–
Accrued Expenses	4,720	3,618
Net cash used in Operating Activities	(40,415)	12,326

CASH FLOWS FROM FINANCING ACTIVITIES

Related Party Advances	35,218	(37,930)
Borrowings on debt	5,000	22,500
Net cash used in Financing Activities	40,218	(15,430)

Net Change in Cash	(197)	(3,104)
Cash at beginning of the Year	1,103	4,207
Cash at end of the Year	$906	$1,103

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest Paid	$–	$–
Income Taxes Paid	$–	$–

The accompanying notes are an integral part of these financial statements.

PALISADES VENTURE, INC.

Notes to Financial Statements

December 31, 2025

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

Effective as of July 27, 2021, CorpTech Holding, Inc., (d/b/a Landmark Properties Management Group, LLC, d/b/a 4Service Cloud Tech) sold all of its rights and assets, through an Asset Purchase Agreement of its Landmark PMG LLC, D/B/A 4 Service Cloud Tech business to Palisades Venture, Inc. in exchange for 25,000,000 shares of the common stock of Palisades and a $300,000 promissory note. As part of that certain Asset Purchase Agreement by and between the Company and CorpTech Holding, Inc.; wherein, the Company acquired all the assets and rights to the Landmark PMG LLC, (d/b/a 4Service Cloud Tech) business for 25,000,000 (23,822,852 actual shares issued to shareholders of Corptech as a dividend) shares of common stock and a $300,000 promissory note.

Approximately 68.49% of the common stock is owned by our CEO Orie Rechtman.

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

The total revenue is net of loyalty discounts given to three customers totaling $50,900.52.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not perform a credit check on new customers but typically will start a new client with an upfront payment for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of December 31, 2025, and 2024 as we believe all our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the years ended December 31, 2025, and 2024.

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

Income Tax Provision

The Company follows ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

Prior to July 27, 2021, Landmark was a LLC and taxed as a pass through entity. Palisades is a C corp and taxed as such and that from inception forward for Palisades and from acquisition of Landmark forward all amounts are taxed as a C corp.

	December 31
	2025	2024
Tax expense/(benefit) computed at statutory rate for continuing operations	$(94,955)	$(69,983)
Valuation allowance	94,955	69,983
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforwards more than $416,798 as of December 31, 2025, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	December 31
	2025	2024
Net operating loss	$(416,798)	$(333,253)
Valuation allowance	416798	333,253
Net deferred asset	$–	$–

At December 31, 2025, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the years ended December 31, 2025, and December 31, 2024.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has retained losses of $(522,095) and negative working capital of $(49,553) as of December 31, 2025. For the year ended December 31, 2025, and 2024 the Company had a net loss of $(83,241) and $(9,910) respectively. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

Our CEO, Mr. Orie Rechtman, confirms that he will continue to support the company’s day to day operational financial cash needs, in the normal course of business, where necessary. This continues the day to day support from Mr. Rechtman that has been available for the Company since its exception.

NOTE 4 – RELATED PARTY TRANSACTIONS

In the year ended December 31, 2025, Mr. Rechtman is owed $34,881 by the Company whereas the amount due by Mr. Rechtman to the company in the year ended December 31, 2024 was $337. Funds were previously advanced by Mr. Rechtman to support the company during a shortage of cash due partially to lower revenues and their cash flow needs. Mr. Rechtman will continue to support the Company’s cash needs when required.

On July 27th, 2021 Palisades purchased the assets of Landmark LLC from CorpTech Holding Inc. Mr. Rechtman - our CEO, owns 68.49% of our Company as well as 90% of CorpTech Holding Inc., while CorpTech owns approximately 1% of our Company. Palisades paid for this purchase as follows: 25,000,000 shares (actual shares issued totaled 23,822,851 to the shareholders of Corptech as a dividend) of Palisades Venture Inc. and $300,000 promissory Note with terms including no payments for 5 years, $5000 monthly payments for additional 5 years and a balloon payment at the end of the 10 years for all remaining balance. Palisades may prepay the note with no penalty at any time.

The due date of this note is July 25, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $28,500 and $28,500 for the year ended December 31, 2025, and year ended December 31, 2024 respectively. As of December 31, 2025, and 2024, the balance of debt was $300,000.

On February 2, 2023, the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the period ended December 31, 2025, the Company incurred $30,000 expenses related to this agreement and $30,000 for the year ended December 31, 2024. The specifics of this Service Level Agreement are detailed in the agreement attached to this document

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

	Note	Interest	Imputed Interest

Balance as at December 31, 2023	$300,000	$3,645	$69,259

Interest	–	1,500	–

Imputed Interest	–	–	28,500

Balance as at December 31, 2024	300,000	5,145	97,759

Interest	–	1,500	–

Imputed Interest	–	–	28,500

Balance as at December 31, 2025	$300,000	$6,645	$126,259

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021, the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the company the financial help to complete and pay for the costs associated with the S1 registration. To date Papiri has advanced $44,000 against this note. In the year ended December 31, 2025, and 2024 $5,000 and $22,500 were advanced respectively. The note was revised On March 1, 2023, with a maturity date of June 1, 2025 and an interest rate of 8% per annum.

This note can convert to 2,500,000 shares of common stock of Palisades Venture, Inc. with conversion price of $0.0096 per share within 60 days following the filing of the S1 registration. If Papiri does not convert, the loan is repaid over 18 months with minimum payments of $1,000 per month and a balloon at the end of the period. No payments are due until 60 days after the filing of the registration statement. The interest rate on this note is 8% per annum. Any balance of interest due at the time of conversion may also be converted under the same terms as the capital portion of the note. No payments have been made to Papiri to date.

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of Revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	June 1, 2025	$24,000	8%

INTEREST EXPENSE

	Note	Interest

Balance as at December 31, 2023	$16,500	4,604

Additions	12,500	–

Additions	10,000	–

Interest	–	2,117

Balance as at December 31, 2024	39,000	6,721

Additions	5,000	–

Interest	–	3,220

Balance as at December 31, 2025	$44,000	$9,941

	Robert	Corptech
	Papiri	Holdings, Inc.	TOTAL

Year Ended December 31, 2025	$3,220	$30,000	$33,220

Year Ended December 31, 2024	$2,217	$30,000	$32,117

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through December 31, 2025 was as follows:

The company has authorized 500,000,000 shares of common stock, par value $0.001.

The total Shares outstanding are 109,500,000.

NOTE 7 – CONCENTRATION

Concentration of Major Customers

As of December 31, 2025, the Company’s trade accounts receivables from four customers represented approximately 100% of its accounts receivable. As of December 31, 2024, the Company’s trade accounts receivables from three customers represented approximately 87% of its accounts receivable.

For the year ended December 31, 2025, the Company received approximately 59% of its revenue from four customers and in 2024 received approximately 70% of its revenue from three customers The specific concentrations for 2025 were Customer A, 18.2%, Customer B, 15.2%, Customer C and D, 12.6%.

Concentration of Supplier Risk

The Company had one vendor that accounted for approximately 97% of purchases during the year ended December 31, 2025, related to operations. For the year ended December 31, 2024, the Company had one vendor that accounted for approximately 97% of purchases.

NOTE 8 – SUBSEQUENT EVENTS

There are no subsequent events to report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2025, the end of the year covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Because the Company operates as one reportable segment, the following discussion of results of operations is presented on a consolidated basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on that evaluation, our management concluded that our internal controls over financial reporting were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We note the following deficiencies that management believes to be material weaknesses:

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Orie Rechtman	75	Chief Executive Officer, Chairman

Biographical Information and Background of officer and director

Mr. Rechtman has been a veteran of the computer industry since its inception in 1980. For the past 33 years Mr. Rechtman served as CEO of technology companies always self-owned. In 2011, Mr. Rechtman acquired the assets of 4Service Cloud Tech Inc and served as the CEO in charge of all aspects of the company’s operation and growth. In 2015 Mr. Rechtman added IT@ONCE to Riteman Inc. by acquiring the assets of the company. Mr. Rechtman is the CEO of Riteman Inc. The company provides IT Managed Services - a high level technical support organization. In 2016 Mr. Rechtman entered into a Reverse Merger agreement between his companies and an OTC listed company – Crednology Holding Corp/CorpTech Holding. Mr. Rechtman is the CEO of this company and handles all day to day operations.

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

Compensation Agreement

In January 2025 the company entered into a compensation agreement with its CEO Mr. Rechtman. The agreement calls for the company to pay Mr. Rechtman a salary in the amount of $12,000 monthly. In the event that the company is not able to pay this amount it will become a loan from Mr. Rechtman to the company that carries annual interest of 5%. Mr. Rechtman has waived any interest charge for the year ended December 31, 2025.

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

Director Nominations

As of December 31, 2025, we did not affect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. We have not established formal procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our code of ethics may be obtained free of charge by contacting us at the address or telephone number listed on the cover page hereof.

Item 11. Executive Compensation

Name and Principal Position	Year	Owner Draw	Bonus	Stock Awards	Option Awards	Non Equity Incentive	Nonqualified Deferred Earnings	All Other Earnings	TOTAL
		$	$	$	$	$	$	$	$
Orie Rechtman	2025	144,000	0	0	0	0	0	0	144,000
President	2024	0	0	0	0	0	0	0	0

Grants of Plan-Based Awards Table

None of our named executive officers received any grants of stock, option awards or other plan-based awards during the year ended December 31, 2025, or 2024. The Company has no activity with respect to these awards.

Options Exercised and Stock Vested Table

None of our named executive officers exercised any stock option, and no restricted stock units, if any, held by our named executive officers vested during the year ended December 31, 2025, and 2024. The Company has no activity with respect to these awards.

Outstanding Equity Awards at Fiscal Year-End Table

Our executive officer had no outstanding stock or option awards as of December 31, 2025, that would be compensatory to the officer. The Company has not issued any awards to its named executive officer. The Company and its Board of Directors may grant awards as it sees fit to its employees as well as key consultants.

Compensation of Directors

In January 2025 the company entered into a compensation agreement with its CEO Mr. Rechtman. The agreement calls for the company to pay Mr. Rechtman a salary in the amount of $12,000 monthly. In the event that the company is not able to pay this amount it converts to a loan from Mr. Rechtman to the company that carries annual interest of 5%. Mr. Rechtman has agreed to waive any interest charge for the year ended 31 December 2025.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December31, 2025, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of our common stock and by the executive officers and directors as a group. Currently 109,500,000 shares of common stock are issued and outstanding.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Orie Rechtman	75,000,000	68.49%

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2025, the amount due to a related party was $34,881.

Item 14. Principal Accounting Fees and Services

Audit Fees

During fiscal year ended December 31, 2025, we incurred $10,752 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements and for the reviews of our financial statements. The Audit fees incurred during the fiscal year ended December 31, 2024 were $21,000.

Tax Fees

During the years ended December 31, 2025, and 2024 our principal accountant did not render services to us for tax compliance, tax advice or tax planning.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

Exhibit Number	Description

10.1	Compensation Agreement for Mr. Rechtman, Chief Executive Officer

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934*

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 18, 2026	By:	/s/ Orie Rechtman
Orie Rechtman
CEO

