Form 10-Q
period 2026-03-31
Palisades Venture Inc.
filed 2026-05-14
CIK 2010982

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

(818) 465-1300

(Registrant’s telephone number)

______________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐      No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14, 2026 there were 109,500,000 common shares issued and outstanding.

PALISADES VENTURE, INC.

FORM 10-Q

Three Month Period Ended March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PALISADES VENTURE, INC.

BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025 (Audited)

Assets

Current Assets
Cash	$1,251	$906
Receivables	6,218	5,854

Total Current Assets	7,469	6,760

Total Assets	$7,469	$6,760

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$18,342	$16,587
Accounts Payables	4,181	4,845
Related Party Payables	44,556	34,881

Total Current Liabilities	67,079	56,313

Long term Note Payable	300,000	300,000
Convertible Note payable	44,000	44,000
Total Liabilities	411,079	400,313

Stockholders Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 109,500,000 and 109,500,000 shares issued and outstanding, respectively	109,500	109,500
Additional Paid in capital	26,167	19,042
Accumulated Deficit	(539,277)	(522,095)

Total Stockholders Equity	(403,610)	(393,553)

Total Liabilities and Stockholders Deficit	$7,469	$6,760

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED

	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)

Gross Revenue	$50,085	$51,101

Cost of Sales	8,078	8,196

Profit from Operations	42,007	42,905

Operating Expenses	50,809	60,175

Total Expenses	50,809	60,175

Profit/(Loss) from Operations	(8,802)	(17,270)

Interest Expense	8,380	8,280

Provision for Income Tax	–	–

Net Loss	$(17,182)	$(25,550)

Earnings per common share
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Weighted Average common shares outstanding
Basic	109,500,000	109,500,000
Diluted	109,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 (Unaudited) and MARCH 31, 2025

(Unaudited)

	Common Shares	Common		Retained	Total
	Outstanding	Stock	APIC	Earnings	Equity
		$	$	$	$
Beginning Balance, December 31, 2023	100,000,000	100,000	(28,458)	(428,944)	(357,402)

Imputed Interest	–	–	28,500	–	28,500
					–
Net Income	–	–	–	(9,910)	(9,910)

Ending Balance, December 31, 2024	100,000,000	100,000	42	(438,854)	(338,812)

Imputed Interest	–	–	7,125	–	7,125

Net Loss for the quarter	–	–	–	(25,550)	(25,550)

Balance as at March 31, 2025	100,000,000	100,000	7,167	(464,404)	(357,237)

Imputed Interest	–	–	21,375	–	21,375

Net loss for nine months ended December 31, 2025	–	–	–	(57,691)	(57,691)

Shares issued	9,500,000	9,500	(9,500)	–	–

Balance as at December 31, 2025	109,500,000	109,500	19,042	(522,095)	(393,553)

Imputed Interest	–	–	7,125	–	7,125

Net loss for three months ended March 31, 2026	–	–	–	(17,182)	(17,182)

Balance as at March 31, 2026	109,500,000	109,500	26,167	(539,277)	(403,610)

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For The Three Months	For The Three Months
	March 31, 2026 (Unaudited)	March 31, 2025 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net profit/(Loss)	$(17,182)	$(25,550)

Adjustments to reconcile net income/loss to net cash used in operating activities
Imputed Interest	7,125	7,125
Changes in Assets and Liabilities
Accounts Receivable	(364)	(511)
Accounts Payable	(674)	396
Accrued Expenses	1,765	1,155
Net cash Provided by (used) in Operating Activities	(9,330)	8,185

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	9,675	19,736
Borrowings on debt	–	–
Net cash Provided by (used in) Financing Activities	9,675	19,736

Net Change in Cash	345	2,351
Cash at beginning of the Year	906	1,103
Cash at end of the Year	$1,251	$3,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

The total revenue is net of loyalty discounts given to six customers totaling $12,720.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not perform a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of March 31, 2026 and 2025 respectively, as we believe all of our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the quarters ended March 31, 2026, and 2025.

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

	March 31,
	2026	2025
Deferred Tax asset	$(95,533)	$(79,176)
Tax Effect (Benefit) of operating loss carryforwards	95,553	79,176
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $422,634 as of March 31, 2026, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	March 31,
	2026	2025
Deferred tax assets:
Net operating loss	$(464,404)	$(339,408)
Valuation allowance	464,404	339,408
Net deferred asset	$–	$–

At March 31, 2026, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the quarters ended March 31, 2026, and 2025.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(539,277) and negative working capital of $(59,610) as of March 31, 2026. For the quarters ended March 31, 2026, the Company had a net loss of $(17,182) and for the quarter ended March 31, 2025 the Company had a loss of $(25,550). Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The amount owed to Mr. Rechtman by the Company as at March 31, 2026, was $44,556 and as of December 31, 2025 was $34,881. Funds were previously advanced by Mr. Rechtman to support the company during shortages of cash. As of March 31, 2025, the Company owed Mr. Rechtman $19,399.

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

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $7,125 and $7,125 for the quarter ended March 31, 2026, and 2025, respectively. As of March 31, 2026, and 2025, the balance of the debt was $300,000.

On February 2, 2023 the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the year ended December 31, 2025 the Company incurred $30,000 expenses related to this agreement and $7,500 for the quarter ended March 31, 2026 and for the three months ended March 31, 2025.

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

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

			Imputed
	Note	Interest	Interest

Balance as at December 31, 2024	$300,000	$5,145	$97,759

Interest for 3 months ended 3.31.25		375

Imputed interest			7,125

Balance as at March 31, 2025	300,000	5,520	104,884

Interest		1,125

Imputed Interest			21,375

Balance as at December 31, 2025	300,000	6,645	126,259

Interest for three months ended 3.31.26		375

Imputed interest			7,125

Balance as at 3.31.2026	$300,000	$7,020	$133,384

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the company the financial help to complete and pay for the costs associated with the S-1 registration. To date Papiri has advanced $39,000 against this note. In the year ended December 31, 2024 and 2023 $22,500 and $2,500 were advanced respectively. The note was revised On March 1, 2023 with a maturity date of June 1, 2025 and an interest rate of 8% per annum. The full schedule of notes is listed below.

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

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of revision	Maturity date	Amount	Interest Rate

Note Details	February 17, 2021	March 1, 2023	February 17, 2023	$24,000	8%
	July 7, 2024	N/A	January 8, 2025	$5,000	8%
	October 7, 2024	N/A	October 7, 2025	$10,000	8%
	September 11, 2025	N/A	September 11, 2026	$5,000	8%

	Note	Interest

Balance as at December 31, 2024	$39,000	$6,721

Interest	–	1,155

Balance at March 31, 2025	$39,000	$7,876

Additions	5,000	–

Interest	–	2,065

Balance as at December 31, 2025	$44,000	$9,941

Interest	–	1,255

Balance at March 31, 2026	$44,000	$11,196

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Three Months Ended March 31, 2026	$1,255	$7,125	$8,380
Three Months Ended March 31, 2025	$1,155	$7,125	$8,280

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021 through March 31, 2026 is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares outstanding as of March 31, 2026 is 109,500,000.

NOTE 7 – SUBSEQUENT EVENTS

In April 2026, The Company borrowed an additional $4,000 from Robert Papiri increasing the amount outstanding to $48,000. The same terms applied to this new note as previous notes.

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

In the past 10 years, 4Service Cloud Tech and Riteman, have provided corporate clients with an array of managed technology services in data protection, cyber security and business continuation with real time disaster recovery solutions.

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

Results of Operations for the three Months Ended March 31, 2026 as compared to the three Months Ended March 31, 2025,

Revenue

Revenue for the three months ended March 31, 2026, was $50,085 compared to $51,101 for the three months ended March 31, 2025.

Cost of sales

Cost of sales for the three months ended March 31, 2026, was $8,078 compared to $8,196 for the period ended March 31, 2025.

Operating expenses

Operating expenses were $50,809 for the three months ended March 31, 2026, compared to $60,175 for the three months ended March 31, 2025, a reduction of $9,366. The reduction was mainly due to lower overheads for head office costs and audit fees.

Interest expense

For the three months ended March 31, 2026, and 2025, we had interest expense of $8,380 and $8,280 respectively.

Net Income

Net loss for the three months ended March 31, 2026, was $(17,182) compared to a net loss of $(25,550) for the three months ended March 31, 2025. The lower net loss is due to lower overhead costs and audit fees.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $(539,277) as of March 31, 2026. For the three months ended March 31, 2026, the Company had a net loss of $(17,182). We used $(9,340) cash in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(9,340) during the three months ended March 31, 2026, compared to net cash provided of $8,185 in the three months ended March 31, 2025.

Net cash provided in financing activities was $9,685 for the three months ended March 31, 2026, and used $19,736 for the three months ended March 31, 2025.

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

Critical Accounting Policies

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management’s judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout management’s Discussion and Analysis or Plan of Operation where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Limitations on the Effectiveness of Disclosure Controls

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, Company management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description

10.1	Compensation Agreement for Mr. Rechtman, Chief Executive Officer (incorporated by reference from Form 10-K, filed on March 18, 2026)

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14(a)/15(d)-14(a) of the Securities Act of 1934

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Taxonomy Extension Schema Document

101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.

Palisades Ventures, Inc.

Dated: May 14, 2026	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

