Form 10-Q
period 2026-06-30
Palisades Venture Inc.
filed 2026-08-04
CIK 2010982

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 4, 2026 there were 109,500,000 common shares issued and outstanding.

PALISADES VENTURE, INC.

FORM 10-Q

Six Month Period Ended June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PALISADES VENTURE, INC.

BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025 (Audited)

Assets

Current Assets
Cash	$1,733	$906
Receivables	8,406	5,854

Total Current Assets	10,139	6,760

Total Assets	$10,139	$6,760

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$19,665	$16,587
Accounts Payables	3,561	4,845
Related Party Payables	56,907	34,881

Total Current Liabilities	80,133	56,313

Long term Note Payable	300,000	300,000
Convertible Note payable	48,000	44,000
Total Liabilities	428,133	400,313

Stockholders’ Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 109,500,000 and 109,500,000 shares issued and outstanding, respectively	109,500	109,500
Additional Paid in capital	33,292	19,042
Accumulated Deficit	(560,786)	(522,095)

Total Stockholders’ Deficit	(417,994)	(393,553)

Total Liabilities and Stockholders’ Deficit	$10,139	$6,760

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS

ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Gross Revenue	$56,603	$49,974	$106,688	$101,075

Cost of Sales	8,152	7,764	16,230	15,960

Gross Profit	48,451	42,210	90,458	85,115

Operating Expenses	61,512	53,330	112,321	113,505

Total Expenses	61,512	53,330	112,321	113,505

Profit/(Loss) from Operations	(13,061)	(11,120)	(21,863)	(28,390)

Interest Expense	8,448	8,280	16,828	16,560

Provision for Income Tax	–	–	–	–

Net Income/(loss)	$(21,509)	$(19,400)	$(38,691)	$(44,950)

Earnings Per Common Share

Basic	$0.00	$0.00	$0.00	$0.00

Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding

Basic	109,500,000	109,500,000	109,500,000	109,500,000

Diluted	109,500,000	100,000,000	109,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED June 30, 2026 and June 30, 2025

(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Total equity

Balance as at December 31, 2024	100,000,000	$100,000	$42	$(438,854)	$(338,812)

Imputed Interest	–	–	14,250	–	14,250

Net Loss for the six month period	–	–	–	(44,950)	(44,950)

Shares issued	9,500,000	9,500	(9,500)	–	–

Balance as at June 30, 2025	109,500,000	$109,500	$4,792	$(483,804)	$(369,512)

Imputed Interest for six months ended 12.31.2025	–	–	14,250	–	14,250

Net loss for the six months ended 12.31.2025	–	–	–	(38,291)	(38,291)

Balance as at December 31, 2025	109,500,000	$109,500	$19,042	$(522,095)	$(393,553)

Imputed Interest for the six months ended 6.30.2026	–	–	14,250	–	14,250

Net loss for the six months ended 6.30.2026	–	–	–	(38,691)	(38,691)

Balance as at June 30, 2026	109,500,000	$109,500	$33,292	$(560,786)	$(417,994)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For the six	For the six
	Months ended	months ended
	June 30, 2026	June 30, 2025
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(38,691)	$(44,950)
Adjustments to reconcile net income/loss to net cash provided by (used in) operating activities
Imputed Interest	14,250	4,750
Changes in Assets and Liabilities
Accounts Receivable	(2,552)	3,910
Accounts Payable	(1,284)	396
Accrued Expenses	3,078	2,310
Net cash Provided by (used) in Operating Activities	(25,199)	(33,584)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	22,026	24,233
Issuance of Common Stock	–	9,500
Borrowings on debt	4,000	–
Net cash Provided by (used in) Financing Activities	26,026	33,733

Net Change in Cash	827	149
Cash at beginning of the period	906	1,103
Cash at end of the Period	$1,733	$1,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

The total revenue is net of loyalty discounts given to nine customers totaling $39,783

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not perform a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of June 30, 2026 and 2025 respectively, as we believe all of our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the six months ended June 30, 2026, and 2025.

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

Prior to July 27, 2021, Landmark was an LLC and taxed as a pass through entity. Palisades is a C Corp and taxed as such and that from inception forward for Palisades and from acquisition of Landmark forward all amounts are taxed as a C corp.

	June 30,
	2026	2025
Deferred Tax asset	$(103,080)	$(87,983)
Tax Effect (Benefit) of operating loss carryforwards	103,080	87,983
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $455,489 as of June 30, 2026, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	June 30
	2026	2025
Deferred tax assets:
Net operating loss	$(455,489)	$(377,203)
Valuation allowance	455,489	377,203
Net deferred asset	$–	$–

At June 30, 2026, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the six months ended June 30, 2026, and 2025.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has retained losses of $(560,786) and negative working capital of $(69,994) as of June 30, 2026. For the six months ended June 30, 2026, the Company had a net loss of $(38,691) and for the six months ended June 30, 2025 the Company had a loss of $(44,950). Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The amount owed to Mr. Rechtman by the Company as at June 30, 2026, was $56,907 and as of December 31, 2025 was $34,881. Funds were previously advanced by Mr. Rechtman to support the company during shortages of cash. As of June 30, 2025, the Company owed Mr. Rechtman $23,896.

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

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $14,250 and $14,250 for the six months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, and 2025, the balance of the debt was $300,000.

On February 2, 2023 the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the year ended December 31, 2025 the Company incurred $30,000 expenses related to this agreement and $15,000 for the six months ended June 30, 2026 and for the six months ended June 30, 2025.

On January 1, 2025, Mr. Orie Rechtman agreed and signed a compensation package with the Company. The compensation agreement is for a period of five years at a salary of $12,000 per month. If any amount is due and unpaid under this agreement that amount will accrue interest at the rate of 5% per annum due and payable within five years of the date it became due. In addition to this compensation various expenses are paid by the company and are a part of Mr. Rechtman’s compensation, including auto expenses, and life insurance.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	$300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

	Note	Interest	Imputed Interest

Balance as at December 31, 2024	$300,000	$5,145	$97,759

Interest for 6 months ended June 30, 2025		750

Imputed interest			14,250

Balance as at June 30, 2025	300,000	5,895	112,009

Interest		750

Imputed Interest			14,250

Balance as at December 31, 2025	300,000	6,645	126,259

Interest for 6 months ended June 30, 2026		750

Imputed interest			14,250

Balance as at June 30, 2026	$300,000.00	$7,395	$140,509

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the company the financial help to complete and pay for the costs associated with the S-1 registration. To date Papiri has advanced $48,000 against this note. In the year ended December 31, 2025 and 2024 $5,000 and $15,000 were advanced respectively. The note was revised On March 1, 2023 with a maturity date of June 1, 2025 and an interest rate of 8% per annum. The full schedule of notes is listed below. In April 2026 Mr. Papiri advanced an additional $4,000 with the same terms.

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

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	February 17, 2023	$24,000	8%
	July 7, 2024	N/A	January 8, 2025	$5,000	8%
	October 7, 2024	N/A	October 7, 2025	$10,000	8%
	September 11, 2025	N/A	September 11, 2026	$5,000	8%
	April 13, 2026	N/A	April 13, 2027	$4,000	8%

	Note	Interest

Balance as at December 31, 2024	$39,000	$6,721

Interest for 6 months ended June 30, 2025		1,560

Balance at June 30, 2025	39,000	8,281

Additions	5,000

Interest for 6 months ended December 31, 2025		1,660

Balance as at December 31, 2025	$44,000	$9,941

Additions-April 13	4,000

Interest for 6 months ended June 30, 2026		1,828

Balance As at June 30, 2026	$48,000	$11,769

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Six Months Ended June 30, 2026	$1,828	$15,000	$16,828
Six Months Ended June 30, 2025	$1,560	$15,000	$16,560

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021, through June 30, 2026, is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares outstanding as of June 30, 2026, is 109,500,000.

NOTE 7 – SUBSEQUENT EVENTS

There were no material subsequent events to report.

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

Results of Operations for the three Months Ended June 30, 2026 as compared to the three Months Ended June 30, 2025,

Revenue

Revenue for the three months ended June 30, 2026, was $56,603 compared to $49,974 for the three months ended June 30, 2025.

Cost of sales

Cost of sales for the three months ended June 30, 2026, was $8,152 compared to $7,764 for the three months ended June 30, 2025.

Operating expenses

Operating expenses were $61,512 for the three months ended June 30, 2026, compared to $53,330 for the three months ended June 30, 2025, an increase of $8,182. The increase was mainly due to higher overheads for head office costs.

Interest expense

For the three months ended June 30, 2026, and 2025, we had interest expense of $8,448 and $8,280 respectively.

Net Income

Net loss for the three months ended June 30, 2026, was $(21,509) compared to a net loss of $(19,400) for the three months ended June 30, 2025. The higher net loss is due to higher overhead costs.

Results of Operations for the Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

Revenue

Revenue for the six months ended June 30, 2026, was $106,688 compared to $101,075 for the six months ended June 30, 2025.

Cost of sales

Cost of sales for the six months ended June 30, 2026, was $16,230 compared to $15,960 for the six months ended June 30, 2025.

Operating expenses

Operating expenses were $112,321 for the six months ended June 30, 2026, compared to $113,305 for the six months ended June 30, 2025.

Interest expense

For the three months ended June 30, 2026 and 2025, we had interest expense of $16,828 and $16,560 respectively.

Net Income

Net loss for the six months ended June 30, 2026, was $(38,691) compared to a net loss of $(44,950) for the six months ended June 30, 2025. The reduction in the loss for the period is primarily due to increased sales during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $(560,786) as of June 30, 2026. For the six months ended June 30, 2026, the Company had a net loss of $(38,691) and $(44,950) for the six months ended June 30, 2025. We used cash of $(25,199) in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(25,199) during the six months ended June 30, 2026, compared to net cash provided of $(33,584) in the six months ended June 30, 2025.

Net cash provided in financing activities was $26,026 for the six months ended June 30, 2026, and used $33,733 for the six months ended June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Palisades Ventures, Inc.

Dated: August 4, 2026	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

