Form 10-Q
period 2026-09-30
Palisades Venture Inc.
filed 2026-11-03
CIK 2010982

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock

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

As of November 3, 2026 there were 109,500,000 common shares issued and outstanding.

PALISADES VENTURE, INC.

FORM 10-Q

Nine Month Period Ended September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PALISADES VENTURE, INC.

BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025 (Audited)

Assets

Current Assets
Cash	$145	$906
Receivables	6,516	5,854

Total Current Assets	6,661	6,760

Total Assets	$6,661	$6,760

Liabilities and Stockholders Equity

Current Liabilities
Accrued expenses	$21,000	$16,587
Accounts Payables	3,777	4,845
Related Party Payables	67,560	34,881

Total Current Liabilities	92,337	56,313

Long term Note Payable	300,000	300,000
Convertible Note payable	48,000	44,000
Total Liabilities	440,337	400,313

Stockholders’ Equity
Common Stock, $0.001 par value, 500,000,000 shares authorized, 109,500,000 and 109,500,000 shares issued and outstanding, respectively	109,500	109,500
Additional Paid in capital	40,417	19,042
Accumulated Deficit	(583,593)	(522,095)

Total Stockholders’ Deficit	(433,676)	(393,553)

Total Liabilities and Stockholders’ Deficit	$6,661	$6,760

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS

ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Gross Revenue	$48,243	$49,216	$154,931	$150,291

Cost of Sales	7,711	7,500	23,941	23,460

Gross Profit	40,532	41,716	130,990	126,831

Operating Expenses	54,879	68,514	167,200	182,019

Total Expenses	54,879	68,514	167,200	182,019

Profit/(Loss) from Operations	(14,347)	(26,798)	(36,210)	(55,188)

Interest Expense	8,460	8,280	25,288	24,840

Provision for Income Tax	–	–	–	–

Net Income (Loss)	$(22,807)	$(35,078)	$(61,498)	$(80,028)

Earnings Per Common Share

Basic	$(0.00)	$(0.00)	$(0.00)	$0.00

Diluted	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Common Shares Outstanding

Basic	109,500,000	109,500,000	109,500,000	109,500,000

Diluted	109,500,000	100,000,000	109,500,000	100,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED September 30, 2026 and September 30, 2025

(Unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Earnings	Total equity

Balance as at December 31, 2024	100,000,000	$100,000	$42	$(438,854)	$(338,812)

Imputed Interest through 9.30.25	–	–	21,375	–	21,375

Net Loss for the nine month period	–	–	–	(80,028)	(80,028)

Shares issued	9,500,000	9,500	(9,500)	–	–

Balance as at September 30, 2025	109,500,000	$109,500	$11,917	$(518,882)	$(397,465)

Imputed Interest for three months ended 12.31.2025	–	–	7,125	–	7,125

Net loss for the three months ended 12.31.2025	–	–	–	(3,213)	(3,213)

Balance as at December 31, 2025	109,500,000	$109,500	$19,042	$(522,095)	$(393,553)

Imputed Interest for the nine months ended 9.30.2026	–	–	21,375	–	21,375

Net loss for the nine months ended 9.30.2026	–	–	–	(61,498)	(61,498)

Balance as at September 30, 2026	109,500,000	$109,500	$40,417	$(583,593)	$(433,676)

The accompanying notes are an integral part of these unaudited financial statements.

PALISADES VENTURE, INC.

STATEMENTS OF CASH FLOWS

	For the Nine	For the Nine
	Months ended	Months ended
	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$(61,498)	$(80,028)
Adjustments to reconcile net income/loss to net cash provided by (used in) operating activities
Imputed Interest	21,375	11,875
Changes in Assets and Liabilities
Accounts Receivable	(662)	4,119
Accounts Payable	(1,068)	5,421
Accrued Expenses	4,413	3,465
Net cash Provided by (used) in Operating Activities	(37,440)	(55,148)

CASH FLOWS FROM FINANCING ACTIVITIES
Related Party Advances	32,679	48,293
Issuance of Common Stock	–	9,500
Borrowings on debt	4,000	–
Net cash Provided by (used in) Financing Activities	36,679	57,793

Net Change in Cash	(761)	2,645
Cash at beginning of the period	906	1,103
Cash at end of the Period	$145	$3,748

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$–	$–
Income Taxes Paid	$–	$–

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

Since 2011, the company implemented secured cloud computing solutions and today 4Service is considered to have a sophisticated cloud infrastructure built on state of the art technology and based on existing top manufacturers and providers of hardware and software solutions, such as Cisco, Checkpoint, Dell, HP, EMC2, VMWare and Microsoft.

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

In addition, if a customer requests additional services such as adding/deleting users, updating their personal computers, synchronizing data between their cell phone and servers, solving issues with other applications they use internally or additional such services. The Company provides these services at a rate of $145 per hour.

The total revenue is net of loyalty discounts given to nine customers totaling $59,350.

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

Accounts Receivable

Accounts receivable consist primarily of trade receivables. The Company provides an allowance for doubtful trade receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable. The Company does not perform a credit check on new customers but typically will start a new client on pay upfront for the initial on-boarding and first month and gradually move them to Net 15 days after 3 -6 months and then Net 30 days. The allowance for doubtful trade receivables was $0 as of September 30, 2026 and 2025 respectively, as we believe all of our receivables are fully collectable.

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

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents for the nine months ended September 30, 2026, and 2025.

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

	September 30,
	2026	2025
Deferred Tax asset	$(122,555)	$(123,061)
Tax Effect (Benefit) of operating loss carryforwards	122,555	123,061
Tax expense/(benefit) for continuing operations	$–	$–

The Company has current net operating loss carryforward of $478,296 as of September 30, 2026, to offset future taxable income, which expire beginning 2029.

Deferred taxes are determined based on the temporary differences between the financial statement and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows:

	September 30
	2026	2025
Deferred tax assets:
Net operating loss	$(478,296)	$(412,281)
Valuation allowance	478,296	412,281
Net deferred asset	$–	$–

At September 30, 2026, the Company provided a 100% valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset/(liability) would be realized.

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

Net income (loss) per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the nine months ended September 30, 2026, and 2025.

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, as of September 30, 2026, the Company has retained losses of $(583,593) and negative working capital of $(85,676). For the nine months ended September 30, 2026, the Company had a net loss of $(61,498) and for the nine months ended September 30, 2025 the Company had a loss of $(80,028). Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

The amount owed to Mr. Rechtman by the Company as at September 30, 2026, was $67,560 and as of December 31, 2025 was $34,881. Funds were previously advanced by Mr. Rechtman to support the company during shortages of cash. As of September 30, 2025, the Company owed Mr. Rechtman $47,956.

On July 27th, 2021 Palisades purchased the assets of Landmark LLC from CorpTech Holding Inc. Mr. Rechtman - our CEO, owns 68% of our Company as well as 90% of CorpTech Holding Inc., while CorpTech and its shareholders, other than Orie Rechtman, owns 25% of our Company. Palisades paid for this purchase as follows: 25,000,000 shares of Palisades shares and $300,000 promissory note with terms including no payments for 5 years, $5,000 monthly payments for additional 5 years and a balloon payment at the end of the 10 years for all remaining balance. Palisades may prepay the note with no penalty at any time.

The due date of this note is July 31, 2031. The interest rate of the non-convertible note is 0.5%. The Company used the stated rate of 9.5% as imputed interest rate, which was $21,375 and $21,375 for the nine months ended September 30, 2026, and 2025, respectively. As of September 30, 2026, and 2025, the balance of the debt was $300,000.

On February 2, 2023 the Company entered into a Service Level Agreement with CorpTech Holding where CorpTech will provide the Company with technical support and hosting of servers. The Company is paying CorpTech $2,500 a month for these services. In the year ended December 31, 2025 the Company incurred $30,000 expenses related to this agreement and $22,500 for the nine months ended September 30, 2026 and for the nine months ended September 30, 2025.

On January 1, 2025, Mr. Orie Rechtman agreed and signed a compensation package with the Company. The compensation agreement is for a period of five years at a salary of $12,000 per month. If any amount is due and unpaid under this agreement that amount will accrue interest at the rate of 5% per annum due and payable within five years of the date it became due. In addition to this compensation, various expenses are paid by the company and are a part of Mr. Rechtman’s compensation, including auto expenses, and life insurance.

RELATED PARTY NOTE AND INTEREST

Corptech Holdings, Inc.	Issuance Date	Maturity date	Amount	Interest Rate

DETAIL	27-Jul-21	25-Jul-31	$300,000	0.50%

Imputed interest addition				9.50%

Total Interest				10%

	Note	Interest	Imputed Interest

Balance as at December 31, 2024	300,000	5,145	97,759

Interest for the 9 months ended 9.30.2025
		1,125
Imputed Interest for the 9 months ended 9.30.2025			21,375

Balance as at September 30, 2025	$300,000	6,270	$119,134

Interest for the 3 months ended 12.31.2025		375

Imputed Interest for the 3 months ended 12.31.2025			7125

Balance as at December 30, 2025	$300,000	6,645	$126,259

Interest for 9 months ended 9.30.2026		1,125

Imputed Interest for 9 months ended 9.30.2026			21,375

Balance as at September 30, 2026	$300,000	7,770	$147,634

NOTE 5 – CONVERTIBLE NOTE

On February 17, 2021 the Company (Palisades Venture Inc.) and Rechtman entered into a convertible note agreement with Mr. Robert Papiri in the amount of $24,000 and an interest rate of 8% per annum. $4,000 was the remaining balance from an older note Papiri provided and the remaining amount was to provide the company the financial help to complete and pay for the costs associated with the S-1 registration. To date, Papiri has advanced $48,000 against this note of which $4,000 was advanced in April 2026 under the same terms and conditions as the other notes. In the year ended December 31, 2025 and 2024 $5,000 and $15,000 were advanced respectively. The note was revised On March 1, 2023 with a maturity date of June 1, 2025 and an interest rate of 8% per annum. The full schedule of notes is listed below.

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

CONVERTIBLE NOTE AND INTEREST

Robert Papiri	Issuance Date	Date of revision	Maturity date	Amount	Interest Rate

Details	February 17, 2021	March 1, 2023	February 17, 2023	$24,000	8%
	July 7, 2024	N/A	January 8, 2025	$5,000	8%
	October 7, 2024	N/A	October 7, 2025	$10,000	8%
	September 11, 2025	N/A	September 11, 2026	$5,000	8%
	April 13, 2026	N/A	April 13, 2027	$4,000	8%

	Note	Interest

Balance as at December 31, 2024	39,000	6,721

Additions

Interest for 9 months ended 9.30.2026		2,340

Balance as at September 30, 2025	$39,000	$9,061

Additions	5,000

Interest for 3 months ended 12.31.2026		880

Balances as at December 31, 2025	$44,000	9,941

Additions	4,000

Interest for 9 months ended 9.30.2026		2,788

Balance as at September 30, 2026	$48,000	$12,729

INTEREST EXPENSE

	Robert Papiri	Corptech Holdings, Inc.	TOTAL
Nine Months Ended September 30, 2026	$2,788	$22,500	$25,288
Nine Months Ended September 30, 2025	$2,340	$22,500	$24,840

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company’s equity structure from July 23, 2021, through September 30, 2026, is as follows:

The company has authorized 500,000,000 shares of common stock par value $0.001.

Total Shares outstanding as of September 30, 2026, is 109,500,000.

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

Item 1.01

Material Events.

FINRA processed and cleared the sponsoring market makers Form 211 filing in July 2026 allowing that market maker to initiate proprietary quotations, assuming the ongoing regulatory conditions are met and DTC eligibility is obtained. Currently the Company is waiting for DTC eligibility approval.

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

Since 2011, the company implemented secured cloud computing solutions and today 4Service is considered to have a sophisticated cloud infrastructure built on state of the art technology and based on existing top manufacturers and providers of hardware and software solutions, such as Cisco, Checkpoint, Dell, HP, EMC2, VMWare and Microsoft.

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

Results of Operations for the three Months Ended September 30, 2026 as compared to the three Months Ended September 30, 2025

Revenue

Revenue for the three months ended September 30, 2026, was $48,243 compared to $49,216 for the three months ended September 30, 2025.

Cost of sales

Cost of sales for the three months ended September 30, 2026, was $7,711 compared to $7,500 for the three months ended September 30, 2025.

Operating expenses

Operating expenses were $54,879 for the three months ended September 30, 2026, compared to $68,514 for the three months ended September 30, 2025, a reduction of $13,635. The decrease was mainly due to lower overheads at the head office level.

Interest expense

For the three months ended September 30, 2026, and 2025, we had interest expense of $8,460 and $8,280 respectively.

Net Income

Net loss for the three months ended September 30, 2026, was $(22,807) compared to a net loss of $(35,078) for the three months ended September 30, 2025. The lower net loss is due to lower overhead costs.

Results of Operations for the Nine Months Ended September 30, 2026 as Compared to the Nine Months Ended September 30, 2025

Revenue

Revenue for the nine months ended September 30, 2026, was $154,931 compared to $150,291 for the nine months ended September 30, 2025.

Cost of sales

Cost of sales for the nine months ended September 30, 2026, was $23,941 compared to $23,460 for the nine months ended September 30, 2025.

Operating expenses

Operating expenses were $167,200 for the nine months ended September 30, 2026, compared to $182,019 for the nine months ended September 30, 2025.The reduction in operating expense of $14,819 was primarily due to lower head office overheads.

Interest expense

For the nine months ended September 30, 2026 and 2025, we had interest expense of $25,288 and $24,840 respectively.

Net Income

Net loss for the nine months ended September 30, 2026, was $(61,498) compared to a net loss of $(80,028) for the nine months ended September 30, 2025. The reduction in the loss for the period is primarily due to a reduction in head office costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As shown in the accompanying unaudited financial statements, the Company has an accumulated deficit of $(583,593) as of September 30, 2026. For the nine months ended September 30, 2026, the Company had a net loss of $(61,498) and $(80,028) for the nine months ended September 30, 2025. We used cash of $(37,440) in operating activities. Due to these conditions, it raises substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $(37,440) during the nine months ended September 30, 2026, compared to net cash used of $(55,148) in the nine months ended September 30, 2025.

Net cash provided in financing activities was $36,679 for the nine months ended September 30, 2026, and cash provided of $57,793 for the nine months ended September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our CEO has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the evaluation, they have concluded that our disclosure controls and procedures may not be effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings and ensuring that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures were not effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

Such officers also confirmed that there was no change in our internal control over financial reporting during the nine months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Palisades Ventures, Inc.

Dated: November 3, 2026	By:	/s/ Orie Rechtman
Orie Rechtman President and Chairman (Principal Executive Officer)

